Form 10QSB
period 1996-03-31
ENERGY SYSTEMS INC
filed 1996-08-06
CIK 862475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________.


                         Commission File No. 33-55254-04


                              ENERGY SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                     87-0394313
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


                 1111 CAROLINE, SUITE 2905, HOUSTON, TEXAS 77010
                    (Address of principal executive offices)


                                 (713) 655-0015
                           (Issuer's telephone number)


        --------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     As of March 31, 1995, 1,000,000 shares of Common Stock of the issuer were outstanding.

                              ENERGY SYSTEMS, INC.

                                      INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets - March 31, 1996 (unaudited) and
               December 31, 1995 (audited) . . . . . . . . . . . . . . .  1

             Unaudited Condensed Statements of Operations - For the
               three months ended March 31, 1996 and 1995 and for the period from inception (May 4, 1988) to March 31, 1996 . . 2

             Unaudited Condensed Statements of Cash Flows - For the
               three months ended March 31, 1996 and 1995 and for the period from inception (May 4, 1988) to March 31, 1996 . . 3

             Notes to Unaudited Condensed Financial Statements . . . . .  4

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . .  5

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  5


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ENERGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                (UNAUDITED)   (AUDITED)
                                                  3-31-96      12-31-95
                                                -----------   ---------
CURRENT ASSETS

  CASH                                            $      0     $      0
                                                  --------     --------
    TOTAL CURRENT ASSETS                                 0            0
                                                  --------     --------
OTHER ASSETS                                             0            0
                                                  --------     --------
  ORGANIZATION COSTS                                     0            0
                                                  --------     --------
    TOTAL OTHER ASSETS                                   0            0
                                                  --------     --------
TOTAL ASSETS                                      $      0     $      0
                                                  --------     --------
                                                  --------     --------

                        LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES

   ACCOUNTS PAYABLE                               $  8,000     $  8,000
                                                  --------     --------
TOTAL CURRENT LIABILITIES                         $  8,000     $  8,000
                                                               --------
STOCKHOLDERS EQUITY
   AUTHORIZED SHARES 50,000,000
   $0.001 PAR VALUE; 1,000,000
   OUTSTANDING AT 3-31-95 AND
   AT 12-31-94                                       1,000        1,000
   PAID IN CAPITAL                                   1,000        1,000
   DEFICIT ACCUMULATED DURING
   DEVELOPMENT STAGE                               (10,000)     (10,000)
                                                  --------     --------

TOTAL STOCKHOLDERS EQUITY                         $ (8,000)    $ (8,000)
                                                  --------     --------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY           $      0     $      0
                                                  --------     --------
                                                  --------     --------


                      SEE NOTES TO THE FINANCIAL STATEMENTS

                              ENERGY SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          FOR THE THREE MONTHS     FROM INCEPTION ON
                                             ENDED MARCH 31,          MAY 4, 1988
                                         ----------------------    THROUGH MARCH 31,
                                            1996         1995             1996
                                         ---------    ---------        ---------
REVENUES                                 $       0    $       0        $       0
                                         ---------    ---------        ---------
EXPENSES
  ADMINISTRATION EXPENSES                        0        8,000            9,950
  AMORTIZATION OF ORGANIZATIONAL COSTS           0            0               50
    TOTAL EXPENSES                               0            0               50
                                         ---------    ---------        ---------
NET (LOSS)                                       0       (8,000)         (10,000)
                                         ---------    ---------        ---------
                                         ---------    ---------        ---------
(LOSS) PER SHARE                              (.00)        (.01)            (.01)
                                         ---------    ---------        ---------
                                         ---------    ---------        ---------
AVERAGE SHARES OUTSTANDING               1,000,000    1,000,000        1,000,000
                                         ---------    ---------        ---------
                                         ---------    ---------        ---------






                      SEE NOTES TO THE FINANCIAL STATEMENTS

                              ENERGY SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31,           MAY 4, 1988
                                             --------------------     (DATE OF INCEPTION TO
                                                1996       1995         MARCH 31, 1996
                                                ----      ------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Loss                                        $(0)      $8,000           $(10,000)
Adjustments to reconcile net loss to
cash used in operating activities:
Amortization                                      0            0                 50
                                                ---       ------           --------
Net Cash Used By Operating Activities           $ 0       $8,000           $ (9,950)
CASH FLOWS FROM INVESTING ACTIVITIES
Organization costs                                0            0                (50)
                                                ---       ------           --------
Net cash used by investing activities           $ 0       $    0           $    (50)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock          $ 0       $    0           $  2,000
Loans from shareholders                           0        8,000              8,000
                                                ---       ------           --------
Net cash provided by financing activities       $ 0       $8,000           $ 10,000
Net Increase (Decrease) in Cash                 $ 0       $    0           $      0
Cash at Beginning of Year                         0            0                  0
                                                ---       ------           --------
Cash at End of Year                             $ 0       $    0           $      0
                                                ---       ------           --------
                                                ---       ------           --------




                      SEE NOTES TO THE FINANCIAL STATEMENTS

                              ENERGY SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 1996

1.   GENERAL

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULT OF OPERATIONS

      During the three months ended March 31, 1996 and 1995, the Company had no operations other than the search for a business to acquire or with which to combine.

      The Company reported no revenues for either of the three month periods ended March 31, 1996 or 1995. For the three months ended March 31, 1996, the Company incurred $8,000 of administrative expenses for legal and accounting services as compared with no expenses for the comparable period of 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996 the Company had no current assets and had $8,000 current liabilities as compared to no current assets and no current liabilities at March 31, 1995. All expenses of the Company are being funded by shareholder loans.

      Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

                           PART II - OTHER INFORMATION

NONE

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENERGY SYSTEMS, INC.


Date:  May 13, 1996                    By: /s/ Gregory W. Boss
                                          ---------------------------------
                                           Gregory W. Boss, Principal
                                                Executive Officer


Date:  May 13, 1996                    By: /s/ Natalie P. Boss
                                          ---------------------------------
                                           Natalie P. Boss, Principal
                                               Financial Officer