Form 10QSB
period 1996-06-30
ENERGY SYSTEMS INC
filed 1996-08-06
CIK 862475

                   SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________.


                        Commission File No. 33-55254-04


                         NATURAL WAY TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


                     NEVADA                                 87-0394313
         (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                Identification No.)


                    ROOM 3105, 31/F, UNIVERSAL TRADE CENTRE
                   3-5 A ARBUTHNOT ROAD, CENTRAL, HONG KONG
                   (Address of principal executive offices)


                                (852) 2521-6296
                          (Issuer's telephone number)


                              ENERGY SYSTEMS, INC.
                1111 CAROLINE, STE. 2905, HOUSTON, TEXAS 77010
             (Former name, former address and former fiscal year,
                        if changed since last report)


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

      As of June 30, 1996, 1,200,000 shares of Common Stock of the issuer were outstanding.

                        NATURAL WAY TECHNOLOGIES, INC.

                                    INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Balance Sheets - June 30, 1996 (unaudited) and
                December 31, 1995 (audited)..............................................   3

              Unaudited Condensed Statements of Operations  -  For the three months ended June 30, 1996 and 1995 and for the period from
               inception (May 4, 1988) to June 30, 1996..................................   4

              Unaudited Condensed Statements of Cash Flows - For the three months ended
               June 30, 1996 and 1995 and for the period  from inception (May 4, 1988)
               to June 30, 1996..........................................................   5

              Notes to Unaudited Condensed Financial Statements..........................   6

      Item 2. Management's  Discussion and Analysis of Financial Condition
              and Results of Operations..................................................   7

PART II - OTHER INFORMATION..............................................................   7


SIGNATURES...............................................................................   8

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        NATURAL WAY TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                    ASSETS

                                                      (UNAUDITED)    (AUDITED)
                                                        6-30-96       12-31-95
                                                      -----------    ---------
CURRENT ASSETS

  CASH                                                $5,000,000      $      0
                                                      ----------

    TOTAL CURRENT ASSETS                               5,000,000             0
                                                      ----------      --------

OTHER ASSETS                                                   0             0
                                                      ----------      --------

  ORGANIZATION COSTS                                           0             0
                                                      ----------      --------

    TOTAL OTHER ASSETS                                         0             0
                                                      ----------      --------

TOTAL ASSETS                                          $5,000,000      $      0
                                                      ----------      --------
                                                      ----------      --------

                       LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES

   ACCOUNTS PAYABLE                                   $    8,000      $  8,000
                                                      ----------      --------

TOTAL CURRENT LIABILITIES                             $    8,000      $  8,000


STOCKHOLDERS EQUITY
   AUTHORIZED SHARES 50,000,000
   $0.001 PAR VALUE; 1,200,000
   OUTSTANDING AT 6-30-96 AND
   1,000,000 OUTSTANDING AT 12-31-95                       1,000         1,000
   SERIES A CONVERTIBLE PREFERRED
   STOCK, $.001 PAR VALUE                                  5,000             0
   PAID IN CAPITAL                                     4,996,000         1,000
   DEFICIT ACCUMULATED DURING
   DEVELOPMENT STAGE                                     (10,000)      (10,000)
                                                      ----------      --------



TOTAL STOCKHOLDERS EQUITY                             $4,992,000      $ (8,000)
                                                      ----------      --------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY               $5,000,000      $      0
                                                      ----------      --------
                                                      ----------      --------



                      SEE NOTES TO THE FINANCIAL STATEMENTS

                        NATURAL WAY TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                                                    FROM
                                                                                  INCEPTION
                                                                                  ON MAY 4,
                                   FOR THE THREE        FOR THE SIX MONTHS          1988
                                   MONTHS ENDED                ENDED               THROUGH
                                     JUNE 30,                  JUNE 30,            JUNE 30,
                                     --------                  --------            --------
                               1996          1995         1996         1995          1996
                            ----------   ----------     ----------   ----------   ----------
REVENUES                    $        0   $        0     $        0   $        0   $        0
                            ----------   ----------     ----------   ----------   ----------
EXPENSES
  ADMINISTRATIVE EXPENSES            0            0              0            0        9,950

  AMORTIZATION OF
  ORGANIZATIONAL COSTS               0            0              0            0           50

    TOTAL EXPENSES                   0            0              0        8,000       10,000
                            ----------   ----------     ----------   ----------   ----------
NET (LOSS)                          (0)          (0)            (0)      (8,000)     (10,000)
                            ----------   ----------     ----------   ----------   ----------
                            ----------   ----------     ----------   ----------   ----------
(LOSS) PER SHARE                  (.00)        (.00)          (.00)        (.01)        (.01)
                            ----------   ----------     ----------   ----------   ----------
                            ----------   ----------     ----------   ----------   ----------
AVERAGE SHARES
OUTSTANDING                  1,200,000    1,200,000      1,100,000    1,000,000    1,100,000
                            ----------   ----------     ----------   ----------   ----------
                            ----------   ----------     ----------   ----------   ----------

                        NATURAL WAY TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                          FOR THE SIX MONTHS ENDED        MAY 4, 1988
                                                  JUNE 30,                   (DATE
                                                  -------               OF INCEPTION) TO
                                          1996              1995          June 30, 1996
                                          ----              ----        ----------------
CASH FLOWS FROM FINANCING
ACTIVITIES
Net Loss                                 $        0      $ (8,000)         $  (10,000)

Adjustments to reconcile net loss to
cash used in operating activities:
Amortization                                      0             0                  50
                                         ----------      --------           ----------

Net Cash Used By Operating
Activities                               $        0      $ (8,000)          $   (9,950)

CASH FLOWS FROM INVESTING
ACTIVITIES
Organization costs                                0             0                  (50)
                                         ----------      --------           ----------

Net Cash used by investing
activities                                        0             0                  (50)
CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common
stock                                             0             0                2,000

Proceeds from the issuance
of Series A, Convertible
Preferred Shares                          5,000,000                          5,000,000

Shareholder Loans                                 0         8,000                8,000
                                         ----------      --------           ----------

Net Cash provided from financing
activities                               $5,000,000       $ 8,000           $5,000,000

Net Increase (Decrease) in Cash          $5,000,000       $     0           $5,000,000
Cash at Beginning of Period                       0             0                    0
                                         ----------      --------           ----------

Cash at End of Period                    $5,000,000       $     0           $5,000,000
                                         ----------      --------           ----------
                                         ----------      --------           ----------




                    See Notes to the Financial Statements

                        NATURAL WAY TECHNOLOGIES, INC.
                         (A Development Stage Company)
             Notes to the Unaudited Condensed Financial Statements
                                 June 30, 1996


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULT OF OPERATIONS

   During the three months ended June 30, 1996 and 1995, the Company had no operations other than the search for a business to acquire or with which to combine.

   The Company reported no revenues or expenses for the three month periods ended June 30, 1996 or 1995. The Company reported no revenues for the six months ended June 30, 1996 or 1995. For the six months ended June 30, 1996, the Company incurred no expenses as compared to $8,000 of expenses for the comparable period of 1995. This reduction in expenses resulted from a decrease in legal and accounting fees.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996, the Company had a cash balance of 5,000,000. This cash was raised from the sale of Series A, Convertible Preferred Stock pursuant to the exemption from registration provided by Regulation S.

   As of the close of business on June 30, 1996 the Registrant acquired all of the issued and outstanding capital stock of China Medical Development Co. Ltd., a British Virgin Islands corporation ("China Medical") in exchange for 7,000,000 shares of the Registrant's Common Stock, $0.001 par value, 100,000 shares of Series B Preferred Stock and $4,200,000 in cash. The Common Stock issued represent approximately 85.37% of the Registrant's issued and outstanding Common Stock following the acquisition. The Series B Preferred Stock has voting rights which will always be equal to 30% of the total vote on any corporate matter.

   China Medical was established to participate in a sino-foreign joint venture with the Dunhua Huakang Pharmaceutical Plant, ("DHPP") a state owned enterprise engaged in the manufacturing of formulated Chinese medicines for sale within the Peoples Republic of China ("PRC"). Under the joint venture agreement dated March 6, 1996, China Medical contributed $4,200,000 in cash for a seventy-percent interest in the joint venture, while DHPP contributed its production plant, (buildings, plant and machinery) valued at $1,800,000 for a thirty-percent interest in the joint venture.

   The joint venture will succeed to the business of manufacturing formulated Chinese medicine which was previously produced by DHPP. As part of the joint venture agreement, DHPP has delivered a guarantee to China Medical that the annual net income after tax (as determined under generally accepted accounting principles) of the joint venture for each of its first four years of operations will not be less than 25% of the net assets employed by the joint venture. In the event that the net income of the joint venture is below the guaranteed amount, DHPP has agreed to reallocate all or a portion of its net income from the joint venture to China Medical, or make payments to China Medical to cover any shortfall to China Medical's share of the net income. In addition, DHPP has agreed to transfer to the joint venture additional operating assets and liabilities with an estimated value of approximately for a note which bears interest at an annual rate of 5.5%. The joint venture has the right to transfer the note back to DHPP if the outstanding accounts receivable as of December 31, 1995 are not realised in cash by June 30, 1997.



                         PART II - OTHER INFORMATION


   NONE

                                 SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NATURAL WAY TECHNOLOGIES, INC.



Date: July 19, 1996               By: /s/ Yiu Yat Hung
                                      --------------------------------------
                                          Yiu Yat Hung, Chairman


Date: July 19, 1996               By: /s/ Yiu Ye Le
                                      --------------------------------------
                                          Yiu Ye Le, Chief Financial Officer