Form 10QSB/A
period 1996-06-30
NATURAL WAY TECHNOLOGIES INC
filed 1996-12-06
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to               .
                                     ---------------  ---------------

                        Commission File No. 33-55254-04

                         NATURAL WAY TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                Nevada                                  87-0394313
--------------------------------------    ------------------------------------
(State or other jurisdiction of
incorporation or organization)              (IRS Employer Identification No.)


                     Room 3105, 31/F, Universal Trade Centre
                     3-5 A Arbuthnot Road, Central, Hong Kong
                    ------------------------------------------
                     (Address of principal executive offices)

                                 (852) 2521-6296
                            ---------------------------
                            (Issuer's telephone number)

                                 Energy Systems, Inc.
                    1111 Caroline, Ste. 2905, Houston, Texas 77010
 -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   --------  --------


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

     Item 1.  Financial Statements

          Balance Sheets - June 30, 1996 and
          December 31, 1995............................................. 3

          Statements of Operations - For the three months
          ended June 30, 1996 and 1995.................................. 4

          Statements of Cash Flows - For the three months
          ended June 30, 1996 and 1995.................................. 5

          Notes to Financial Statements................................. 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............. 8

PART II  -  OTHER INFORMATION...........................................10

SIGNATURES..............................................................11


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             NATURAL WAY TECHNOLOGIES, INC.
                               BALANCE SHEETS (Unaudited)
                          (Expressed in United States dollars)

                                                     June 30,     December 31,
                                                       1996           1995
                                                   ----------     ------------
ASSETS
Current asset:
  Deposit                                          $1,400,000       $      -
                                                   ----------       --------
Investment in a subsidiary                          4,207,100              -
                                                   ----------       --------
          Total assets                             $5,607,100       $      -
                                                   ==========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $    8,000       $  8,000
                                                   ----------       --------
Shareholders' equity:
  Common stock, par value $0.001; authorized
   50,000,000 shares, outstanding 1,200,000
   shares at June 30, 1996 and 1,000,000 shares
   as of December 31, 1995                              1,200          1,000

  subscribed - 7,000,000 shares as of
  June 30, 1996                                         7,000              -

  Preferred stock, Series A convertible and
   redeemable, par value  $0.001; authorized
   15,000 shares, outstanding 5,600 shares as of
   June 30, 1996                                            6              -
  Preferred stock, Series B convertible and
   redeemable, par value $0.001; subscribed
   100,000 shares as of June 30, 1996                     100              -

  Additional paid-in capital                        5,600,994          1,000

  Subscription monies receivable                         (200)             -

  Accumulated deficit                                 (10,000)       (10,000)
                                                   ----------       --------

          Total shareholders' equity (deficit)      5,599,100         (8,000)
                                                   ----------       --------

          Total liabilities and shareholders'
          equity (deficit)                         $5,607,100        $     -
                                                   ==========        ========


  The accompanying notes are an integral part of these financial statements.

                          NATURAL WAY TECHNOLOGIES, INC.
                      Statement of Operations (Unaudited)
                     (Expressed in United States dollars)

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                ----------------------  ----------------------
                                   1996        1995        1996         1995
                                ----------  ----------  ----------   ---------
Revenues                        $        0  $        0  $        0   $       0
                                ----------  ----------  ----------   ---------
Expenses:
  Administrative Expenses                0           0           0       8,000
                                ----------  ----------  ----------   ---------
Net (loss)                      $       (0) $       (0) $       (0)  $  (8,000)
                                ==========  ==========  ==========   =========
(Loss) per share                $     (.00) $     (.00) $     (.00)  $    (.01)
                                ==========  ==========  ==========   =========
Weighted average shares
 outstanding                     1,200,000   1,200,000   1,100,000   1,000,000
                                ==========  ==========  ==========   =========


   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.
                      Statements of Cash Flows (Unaudited)
                      (Expressed in United States dollars)

                                                   Six Months Ended June 30,
                                                -------------------------------
                                                     1996             1995
                                                --------------   --------------
Cash flows from operating activities:

Net Loss                                        $         0         $ (8,000)
Adjustments to reconcile net loss to cash
 used in operating activities:
  Amortization                                            0                0
                                                -----------         --------
  Net cash (used in) operating activities                 0           (8,000)
                                                -----------         --------

Cash flows from investing activities:

Investment in a subsidiary                       (4,200,000)               0
Deposit paid                                     (1,400,000)               0
                                                 ----------          -------

   Net cash (used in) investing activities       (5,600,000)               0
                                                 ----------          -------

Cash flows from financing activities:
Proceeds from the issuance of preferred
 stock - Series A                                 5,600,000                0
Shareholder Loans                                         0            8,000
                                                 ----------          -------
     Net cash provided by financing activities    5,600,000            8,000
                                                 ----------          -------
     Net increase (decrease) in cash                      0                0

  Cash at beginning of period                             0                0
                                                 ----------          -------
  Cash at end of period                          $        0         $      0
                                                 ==========         ========

   The accompanying notes are an integral part of these financial statements.

                          NATURAL WAY TECHNOLOGIES, INC.
                          Notes to Financial Statements
                            June 30, 1996 (Unaudited)


1.  INTERIM FINANCIAL PRESENTATION

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

2.  ACQUISITION OF SUBSIDIARY

    On June 30, 1996, the Company entered into an agreement with Beautimate Group Limited ("BGL"; a company incorporated in the British Virgin Islands) and Ongoing Limited ("OL"; a company incorporated in the British Virgin Islands) to acquire from them 100% interest in China Medical Development Company Limited ("CMDC"; a company incorporated in the British Virgin Islands) by agreeing to issue to (i) BGL 6,900,000 shares of common stock and (ii) Ongoing Limited 100,000 shares of common stock, 100,000 shares of Series B convertible and redeemable preferred stock, 7,000,000 shares of Class A warrants, 7,000,000 shares of Class B warrants and 7,000,000 shares of Class C warrants.

3.  DEPOSIT

    A deposit of $1,400,000 was paid to China Food and Beverage Industrial Co. Limited ("CFBI"; a related company which is owned and controlled by Yiu Yat Hung, a director of the Company) whereby the Company was granted the exclusive right to ascertain feasibility of acquiring not less than 50% share capital of CFBI. The Company has to make an investment decision by March 31, 1997. In the event that the Company decides not to invest, CFBI has agreed to repay the deposit in full together with accrued interest commencing from January 1, 1997 determined at 8% per annum.

4.  SHAREHOLDERS' EQUITY

    Common Stock

    During the six months ended June 30, 1996, the Company issued 200,000 shares of common stock, par value $0.001 each, for $200, with subscription monies received subsequently. In addition, as of June 30, 1996, the Company has agreed to issue 7,000,000 shares of common stock, par value $0.001 each, in connection with its acquisition of CMDC. These 7,000,000 shares were formally issued on July 1, 1996.

    Series A Convertible and Redeemable Preferred Stock

    During the six months ended June 30, 1996, the Company issued 5,600 shares of Series A convertible and redeemable preferred stock, par value $0.001 each, for $5,600,000. Each share of the Series A convertible and redeemable preferred stock is convertible into the lesser of (i) 1,000 shares or (ii) $1,000 divided by the average closing market price of the Company's common stock for the five days immediately preceding the date of conversion, of shares of common stock of the Company. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days notice at a price equal to $1,000 per share plus any accrued dividend. During the period, no Series A convertible and redeemable preferred stock was converted into common stock.

    Series B Convertible and Redeemable Preferred Stock

    As of June 30, 1996, the Company had agreed to issue 100,000 shares of Series B convertible and redeemable preferred stock, par value $0.001 each, in connection with its acquisition of CMDC. These 100,000 shares were formally issued on July 1, 1996.

    Warrants

    As of June 30, 1996, the Company had agreed to issue 7,000,000 of Class A warrants, 7,000,000 of Class B warrants and 7,000,000 of Class C warrants in connection with its acquisition of CMDC. Each of the Class A warrants is exercisable at a price of $3.00 for one share of common stock at any time up to June 30, 1998; each of the Class B warrants is exercisable at a price of $4.00 for one share of common stock at any time up to June 30, 2000; and each of the Class C warrants is exercisable at a price of $5.00 for one share of common stock at any time up to June 30, 2002. These warrants were formally issued on July 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULT OF OPERATIONS

     During the six months ended June 30, 1996 and 1995, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for the six months ended June 30, 1996 or 1995. For the six months ended June 30, 1996, the Company incurred no expenses as compared to $8,000 of expenses for the comparable period of 1995. This reduction in expenses resulted from a decrease in legal and accounting fees.

     As a result of the acquisition of China Medical Development Company Limited on June 30, 1996 and the formation of Dunhua Huakang Pharmaceutical Co. Ltd., as described below, operating results in future periods are expected to vary materially from prior results reflecting the acquisition of ongoing pharmaceutical manufacturing and sales operations.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of $1,392,000 and total assets of 5,607,100 compared to a deficiency in working capital of $8,000 and no assets at December 31, 1995. This increase in working capital and assets resulted from the sale of Series A, Convertible Preferred Stock pursuant to the exemption from registration provided by Regulation S.

     On June 30, 1996, the Company entered into an agreement with Beautimate Group Limited ("BGL"; a company incorporated in the British Virgin Islands) and Ongoing Limited ("OL"; a company incorporated in the British Virgin Islands) to acquire from them 100% interest in China Medical Development Company Limited ("CMDC"; a company incorporated in the British Virgin Islands) by agreeing to issue to (i) BGL 6,900,000 shares of common stock and (ii) Ongoing Limited 100,000 shares of common stock, 100,000 shares of Series B convertible and redeemable preferred stock, 7,000,000 shares of Class A warrants, 7,000,000 shares of Class B warrants and 7,000,000 shares of Class C warrants.

     On March 6, 1996, CMDC entered into a joint venture agreement with Dunhua Huakang Pharmaceutical Plant ("DHPP") to establish a sino-foreign joint venture in the People's Republic of China ("the PRC") - Dunhua Huakang Pharmaceutical Co. Ltd. ("DHPC"). Pursuant to this joint venture agreement, CMDC is required to contribute to DHPC cash of $4,200,000 as its capital contribution for 70% equity interest in DHPC, while DHPP is required to contribute to DHPC its production plant, including buildings and machinery, with a value of $1,800,000 as its capital contribution for 30% equity interest in DHPC. As of June 30, 1996, CMDC has contributed $3,000,000 into DHPC as its capital contribution and the remaining $1,200,000 will be due for payment on or before March 5, 1997.

     DHPC has succeeded to the business of manufacturing formulated Chinese medicine which was previously undertaken by DHPP. In connection with the establishment of DHPC, DHPP has delivered to CMDC a guarantee that the annual net income after tax (as determined under generally accepted accounting principles in the United States of America) of DHPC for each of its first four years of operations will not be less than 25% of the net assets employed by DHPC. In the event that the net income of DHPC is below the guaranteed amount, DHPP has agreed to reallocate all or a portion of its entitlement to the net income of DHPC to CMDC or make payment to CMDC so as to cover any shortfall with respect to CMDC's share of the net income. In addition, DHPP has transferred into DHPC additional operating assets and liabilities with an estimated valuation of approximately $4,288,000 for a note receivable which bears interest at an annual rate of 5.5%. DHPP has also given a guarantee to CMDC to transfer DHPP's accounts receivable as of December 31, 1995 back to DHPP if such accounts receivable are not realized in cash by June 30, 1997.

     The other key provisions of the joint venture agreement include:

     o  The joint venture period is 30 years from March 1996 to March 2026;

     o The profit and loss sharing ratio is the same as the respective percentage of equity and interest; and

     o The Board of Directors consists of seven members, with four designated by CMDC and three designated by DHPP.

     A deposit of $1,400,000 was paid to China Food and Beverage Industrial Co. Limited ("CFBI"; a related company which is owned and controlled by Yiu Yat Hung, a director of the Company) to allow the Company with an exclusive right to ascertain feasibility of acquiring not less than 50% share capital of CFBI. The Company has to make an investment decision by March 31, 1997. In the event that the Company decides not to invest, CFBI has agreed to repay the deposit in full together with accrued interest commencing from January 1, 1997 determined at 8% per annum.

     During the six months ended June 30, 1996, the Company issued 5,600 shares of Series A convertible and redeemable preferred stock, par value $0.001 each, for $5,600,000. Each share of the Series A convertible and redeemable preferred stock is convertible into the lesser of (i) 1,000 shares or (ii) $1,000 divided by the average closing market price of the Company's common stock for the five days immediately preceding the date of conversion, of shares of common stock of the Company. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days notice at a price equal to $1,000 per share plus any accrued dividend. During the period, no Series A convertible and redeemable preferred stock was converted into common stock.

     As of June 30, 1996, the Company had agreed to issue 7,000,000 of Class A warrants, 7,000,000 of Class B warrants and 7,000,000 of Class C warrants in connection with its acquisition of CMDC. Each of the Class A warrants is exercisable at a price of $3.00 for one share of common stock at any time up to June 30, 1998; each of the Class B warrants is exercisable at a price of $4.00 for one share of common stock at any time up to June 30, 2000; and each of the Class C warrants is exercisable at a price of $5.00 for one share of common stock at any time up to June 30, 2002. These warrants were formally issued on July 1, 1996.

     Although the Company has raised a significant amount of equity capital during the current reporting period, it does not have sufficient funds to implement its business plan over the next twelve months. Accordingly, it is the Company's plan to raise additional equity through the issuance of both convertible preferred and common stock.


                        PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On June 26, 1996, the Company filed Articles of Amendment to its Articles of Incorporation to change its name from Energy Systems, Inc. to Natural Way Technologies, Inc.

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)                         NATURAL WAY TECHNOLOGIES, INC.
BY (SIGNATURE)                       /s/ Yiu Yat Hung
(NAME AND TITLE)                     Yiu Yat Hung, Chairman
(DATE)                               December 3, 1996


BY (SIGNATURE)                       /s/ Yiu Ye Le
(NAME AND TITLE)                     Yiu Ye Le, Chief Financial Officer
(DATE)                               December 3, 1996
