Form 10QSB
period 1996-09-30
NATURAL WAY TECHNOLOGIES INC
filed 1996-12-06
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from     to     .
                                            -----  -----


                         Commission File No.  1-12293

                         NATURAL WAY TECHNOLOGIES, INC.
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Nevada                                     87-0394313
---------------------------------------    -----------------------------------
(State or other jurisdiction of
 incorporation  or organization)           (IRS Employer Identification Number)



           One World Trade Centre, Suite 7865, New York, New York  10048
           -------------------------------------------------------------
                     (Address of principal executive offices)


                                 (212) 938-0574
                           --------------------------
                           (Issuer's telephone number)

                      Room 3105, 31/F, Universal Trade Centre
                     3-5 A Arbuthnot Road, Central, Hong Kong
 ------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

     As of October 31, 1996, 8,200,000 shares of Common Stock of the issuer were outstanding.

                         NATURAL WAY TECHNOLOGIES, INC.


                                     INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Balance Sheets - September 30, 1996 and
       December 31, 1995................................................ 3

       Consolidated Statements of Operations - For the
       three and nine month periods ended
       September 30, 1996 and 1995...................................... 5

       Consolidated Statements of Cash Flows - For the
       nine month periods ended September 30, 1996 and 1995............. 6

       Notes to Consolidated Financial Statements....................... 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............. 9

PART II  -  OTHER INFORMATION...........................................11

SIGNATURES..............................................................12



                         PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. and SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                   (Amounts expressed in United States $'000)

                                     September 30, 1996      December 31, 1995
                                     ------------------      -----------------
ASSETS

Current assets:


Cash                                     $  2,968                 $    374
Deposits                                    1,400                        -
Accounts receivable, net                    9,486                    6,528
Prepayments                                   206                      425
Inventories, net                              767                      862
Amount due from related company             1,248                    1,052
Amount due from companies related
 to joint venture partners                  1,795                        -
                                          -------                  -------

     Total current assets                  17,870                    9,241
                                          -------                  -------

Deferred value added tax recoverable          143                      162
Property, plant and equipment, net          2,163                    2,182
                                          -------                  -------

     Total assets                         $20,176                  $11,585
                                          =======                  =======


   See accompanying notes to condensed consolidated financial statements.

                            NATURAL WAY TECHNOLOGIES, INC.
                        Consolidated Balance Sheets (Unaudited)
                      (Amounts expressed in United States $'000)
                                       (Continued)

                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Short term borrowings                       $     137              $         4
Accounts payable & accruals                     3,597                    3,807
Loans from related company                         31                        -
Loan from director                                 46                        -
Taxes payable                                   2,061                    1,640
                                            ---------              -----------

     Total current liabilities                  5,872                    5,451
                                            ---------              -----------

Payable to joint venture partners               4,304                       46
Minority interests                              2,567                        -

Shareholders' equity :
Common stock, par value $0.001; authorized
 50,000,000 shares, outstanding 1,200,000
 shares at September 30, 1996 and 1,000,000
 shares at December 31, 1995                        1                        1
 subscribed - 7,000,000 shares at
  September 30, 1996                                7                        -
Preferred stock, Series A convertible and
 redeemable, par value $0.001; authorized
 15,000 shares, outstanding 5,600 shares at
 September 30, 1996                                 -                        -
Preferred stock, Series B convertible and
 redeemable, par value $0.001; authorized
 100,000 shares, outstanding 100,000
 shares at September 30, 1996                       -                        -
Additional paid-in capital                      5,601                        -
Subscription monies receivable                      -                        -
Retained earnings                               1,639                    6,087
Dedicated capital                                 179                        -
Cumulative translation adjustments                  6                        -
                                            ---------              -----------

     Total shareholders' equity                 7,433                    6,088
                                            ---------              -----------

     Total liabilities and shareholders'
      equity                                $  20,176              $    11,585
                                            =========              ===========


     See accompanying notes to condensed consolidated financial statements.

                NATURAL WAY TECHNOLOGIES, INC. and SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
                  (Amounts expressed in United States $'000)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                ---------------------  ---------------------
                                  1996         1995        1996        1995
                                ---------   ----------  ----------  ----------
Net sales                       $    2,788  $    2,070  $    8,255  $    7,761

Cost of goods sold                     586         537       1,734       2,012
                                ----------  ----------  ----------  ----------
     Gross profit                    2,202       1,533       6,521       5,749

Selling, general and
 administrative expenses            (1,437)        874      (3,862)     (3,278)

Other income, net                       17           6          17          15
                                ----------  ----------  ----------  ----------
Income before taxes                    782         663       2,676       2,486

Provision for income taxes              31          24          91          90
                                ----------  ----------  ----------  ----------

Income before minority interest        751         639       2,585       2,396

Minority interest                      225         173         767         647
                                ----------  ----------   ---------  ----------


Net income                      $      526  $       466  $   1,818  $    1,749
                                ==========  ===========  =========  ==========


Net income per common share     $      .06  $       .06  $     .22  $      .21
                                ==========  ===========  =========  ==========


Weighted average number of
 shares outstanding              8,200,000    8,200,000  8,200,000   8,200,000
                                ==========  ===========  =========  ==========

     See accompanying notes to condensed consolidated financial statements.

                NATURAL WAY TECHNOLOGIES, INC. and SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                   (Amounts expressed in United States $'000)

                                               Nine Months Ended September 30,
                                                    1996             1995
                                               --------------   --------------
Cash flows from operating activities:
Net Income                                          1,818               1,749
Adjustments to reconcile net income to
 net cash provided by operating activities
 Depreciation of property, plant and equipment         19                  19
 Minority interest                                    767                 647
(Increase) Decrease in operating assets
  Deposit paid                                     (1,400)                  -
  Accounts receivable                              (2,958)               (910)
  Inventories                                          95                  72
  Prepayments                                         219                  51
  Amount due from companies related to joint
   venture partners                                (1,795)                  -
  Amount due from a related company                  (196)                (92)
  Deferred value added tax recoverable                  -                  30
Increase (Decrease) in operating liabilities
  Accounts payable and accruals                      (210)               (412)
  Amount due to a director                             46                   -
  Amount due to a related company                      31                   9
  Taxes payable                                       421                 141
                                                  -------             -------

  Net cash provided by (used in) operating
   activities                                      (3,143)              1,304
                                                  -------             -------

Cash flows from investing activities:
Acquisition of property, plant and equipment            -              (1,359)
Proceeds from the disposal of property,
 plant and equipment                                    -                   3
                                                  -------             -------
  Net cash provided by (used in)
   investing activities                                 -              (1,356)
                                                  -------             -------

Cash flows from financing activities:
Increase in short-term borrowing                      137                   -
Proceeds from issuance of preferred stock
 - Series A                                         5,600                   -
Repayment of short-term borrowings                      -                (149)
                                                  -------             -------
  Net cash provided by (used in) financing
   activities                                       5,737                (149)
                                                  -------             -------

  Net increase (decrease) in cash                   2,594                (201)

Cash as of beginning of period                        374                 642
                                                  -------             -------
Cash as of end of period                          $ 2,968             $   441
                                                  =======             =======

     See accompanying notes to condensed consolidated financial statements.

                 NATURAL WAY TECHNOLOGIES, INC. and SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                          September 30, 1996 (Unaudited)



1.  INTERIM FINANCIAL PRESENTATION

    The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

2.  CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

    The Company's financial information is presented in U. S. dollars. The translation of the financial statements of foreign subsidiaries into United States dollars is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

3.  BUSINESS AND ORGANIZATION

    Effective July 1, 1996, the Company acquired all of the issued and outstanding stock of China Medical Development, Co., Ltd. ("CMDC"), in exchange for 7,000,000 shares of common stock. CMDC is the owner of 70% interest in Dunhua Huakung Pharmaceutical Co., Ltd., a sino-foreign joint venture engaged in the manufacture and distribution of Chinese herbal medicine in The People's Republic of China ("PRC"). Since the acquisition was accounted for as a pooling of interests, the Company's financial statements for periods prior to July 1, 1996 have been restated to include the consolidated results of CMDC.

4.  SHAREHOLDERS' EQUITY

    As consideration for the acquisition of CMDC, the Company issued 7,000,000 shares of common stock and 100,000 shares of Series B preferred stock and agreed to fund CMDC with a minimum of $4,200,000.

    Common Stock

    During the nine months ended September 30, 1996, the Company issued 200,000 common shares for consulting services in connection with the CMDC acquisition.

    Series A Convertible Preferred Stock

    During the nine months ended September 30, 1996, the Company issued 5,600 shares of Series A convertible preferred stock for $5,600,000. These shares have no voting rights, a liquidation preference of $1,000 per share and are convertible into common stock at anytime on or before December 31, 1997 at the lesser of the market price of the common stock or $1,000 per share.

    Series B Preferred Shares

    As part of the acquisition of CMDC, the Company issued 100,000 shares of Series A preferred stock. As a class, these shares are entitled to thirty percent voting control of the Company in all matters voted on by the shareholders.

5.  EARNINGS PER SHARE

    Earnings per share is calculated for each period and the shares outstanding have been adjusted to give retroactive effect to the acquisition of CMDC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales for the nine months ended September 30, 1996, increased $494,000, or 6.4%, to $8.3 million from $7.8 million for the nine months ended September 30, 1995. The increase in net sales was attributable to increased sales of GMN, a medication used in the treatment of coronary heart disease.

     Cost of goods sold for the nine months ended September 30, 1996, decreased $278,000, or 13.8%, to $1.7 million from $2.0 million for the nine months ended September 30, 1995. The decrease in cost of goods sold was attributable to decreasing prices for raw materials as well as the lower productivity costs of GMN.

     Selling, general and administration expenses for the nine months ended September 30, 1996, increased $584,000, or 17.8%, to $3.9 million from $3.3 million for the nine months ended September 30, 1995. The increase in selling general and administration expenses was attributable to costs associated with promoting the new corporate image and start-up costs of the Beijing Research and Development Center.

     Other income for the nine months ended September 30, 1996, increased $2,000, or 13.3%, to $17,000 from $15,000 for the nine months ended September 30, 1995. The increase in other income was attributable to additional interest income on funds received from the sale of convertible preferred stock.

     Minority interest represents the allocable share of income or loss attributable to the 30% share of Dun Hua Huakung Pharmaceutical Co., Ltd. not owned by the Company during the nine months of 1996.

     Net income for the nine months ended September 30, 1996, decreased $578,000, or 24.1%, to $1.8 million from $2.4 million for the nine months ended September 30, 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had working capital of $12.0 million and cash balances of $3.0 million as compared to working capital of $3.8 million and cash balances of $374,000 at December 31, 1995. The improvement in working capital was attributable to a combination of (i) cash flows from profitable operations and (ii) the receipt of $5.6 million of net proceeds from the sale of Series A convertible preferred stock.

     As of September 30, 1996, the Company's only long-term obligation consisted of $4.3 million payable to a joint venture partner relating to the acquisition of additional operating assets from the joint venture partner.

     During the first nine months of 1996, the Company issued 5,000 shares of Series A convertible preferred stock raising $5,600,000, all of which remains outstanding and convertible into common stock. The preferred shares are each convertible into 1,000 shares of common stock at anytime prior to December 31, 1997, have a liquidation preference of $1,000 per share, have no general voting rights and are redeemable by the Company at anytime after December 31, 1997, at $1,000 per share. Subsequent to September 30, 1996, 400 additional shares of Series A convertible preferred stock were issued for $400,000. In addition, the Company issued 200,000 shares of common stock for consulting services rendered in connection with the acquisition of China Medical Development Co., Ltd.

     Management believe that with its available equity and financing sources and its existing capital, the Company has sufficient capital resources to fund its current operations for the foreseeable future.

                            PART  II  -  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1 Conditional Acquisition Agreement between Natural Way Technologies, Inc. and China Food and Beverage Industrial Company Limited.

          3.1  Amended and Restated Articles of Incorporation.

          3.2  Amended Bylaws.

          3.3  Certificate of Designation - Series A Convertible Preferred
               Stock.

          3.4  Certificate of Designation - Series B Preferred Stock.

          3.5  Certificate of Designation - Series C Convertible Preferred
               Stock.

     (b)  Reports on Form 8-K

          1. Form 8-K dated June 30, 1996, reporting on Items 1 and 2 the acquisition of China Medical Development Co. and the resulting change in control of the Company; Item 4, the change of certifying accountant; and Item 5, the change of the Company's name and sale of Series A Preferred Stock.

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)                           NATURAL WAY TECHNOLOGIES, INC.
BY (SIGNATURE)                         /s/ Yiu Yat Hung
(NAME AND TITLE)                       Yiu Yat Hung, Chairman and
                                       Chief Executive Officer
(DATE)                                 November 26, 1996


BY (SIGNATURE)                         /s/ Yao Yi Le
(NAME AND TITLE)                       Yao Yi Le, Treasurer and
                                       Chief Financial Officer
(DATE)                                 November 26, 1996
