Form 10KSB
period 1996-12-31
NATURAL WAY TECHNOLOGIES INC
filed 1997-04-23
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to              .
                                     ------------  --------------

                           Commission File No. 1-12293

                         NATURAL WAY TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                       87-0394313
---------------------------------          -------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                       One World Trade Center, Suite 7865
                            New York, New York 10048
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (212) 938-0574

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------
        None                                              None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
         -----  -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $9,655,000.

     As of April 18, 1997, 10,200,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $9,900,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual information statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes     No  X
                                                       -----  -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I

    ITEM  1.  DESCRIPTION OF BUSINESS...............................        1
    ITEM  2.  DESCRIPTION OF PROPERTIES.............................        8
    ITEM  3.  LEGAL PROCEEDINGS.....................................        8
    ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...        9

PART II

    ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.............................................        9
    ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................        9
    ITEM  7.  FINANCIAL STATEMENTS..................................       13
    ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.................       13

PART III

    ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                EXCHANGE ACT........................................       14
    ITEM 10.  EXECUTIVE COMPENSATION................................       14
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..........................................       14
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........       14
    ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K......................       15

              SIGNATURES............................................       16

              FINANCIAL STATEMENTS..................................      F-1

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 12 of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

General and Development of Business

     Natural Way Technologies, Inc. (the "Company"), a Nevada corporation, through its subsidiaries and a sino-foreign joint venture, is engaged in the manufacture of formulated Chinese medicines. The Company's manufacturing facility is located in Dunhua, Jilin Province, the People's Republic of China ("PRC").

     The Company's operations began in 1990 as a state-owned enterprise known as Dunhua Huakang Pharmaceutical Plant ("DHPP") which was formed to develop and produce a number of medical products. In 1993, DHPP management decided to concentrate on the production of its two most profitable and widely accepted products, Xue Shuan Xin Mai Ning ("XMN"), a medication used in the treatment of cerebral thrombosis, coronary arteriosclerosis and cardiac neuralgia, and Guan Mai Ning ("GMN"), a medication used in the treatment of coronary heart disease, cardiac neuralgia and blood deficiency in coronary arteries. Management of DHPP ultimately determined that, to fully develop its business, it would need greater resources and larger pools of capital. In March, 1996, DHPP contracted with China Medical Development Co., Ltd. ("China Medical"), a British Virgin Islands company, to form a Sino-Foreign joint venture known as Dunhua Huakang Pharmaceutical Co., Ltd. (the "Pharmaceutical Joint Venture"). The joint venture term is thirty years from March 1996 to March 2026. Under the terms of the joint venture agreement, DHPP contributed to the Pharmaceutical Joint Venture the plant and equipment valued at $1,800,000 and China Medical contributed $4,200,000 in cash for working capital. In addition, DHPP transferred to the Pharmaceutical Joint Venture additional operating assets and liabilities with an estimated valuation of approximately $4,261,000 in return for an unsecured receivable from the Pharmaceutical Joint Venture which bears interest at 5.5% per annum. All earnings of the Pharmaceutical Joint Venture are to be divided based on the parties respective capital contributions, or 70% to China Medical and 30% to DHPP. DHPP has delivered a guarantee to China Medical that the annual net income after tax of the Pharmaceutical Joint Venture for each of its first four years of operations will not be less than 25% of the net assets employed by the Pharmaceutical Joint Venture. In the event that the net income of the Pharmaceutical Joint Venture is below the guaranteed amount, DHPP has agreed to reallocate to China Medical all or a portion of its share of net income of the Pharmaceutical Joint Venture or to make payments to China Medical so as to cover any shortfall with respect to China Medical's share of the net income. Additionally, receivables of DHPP transferred to the Pharmaceutical Joint Venture which are not collected by June 30, 1997 are subject to transfer back to DHPP with a corresponding reduction in the receivable from the Pharmaceutical Joint Venture relating to the transferred operating assets.

     On June 30, 1996, China Medical completed a "reverse acquisition" (the "Exchange") of Energy Systems, Inc. ("ESI"), a U.S. public company. ESI had no operations prior to the Exchange but was a publicly held shell which was seeking an operating business to acquire. Pursuant to the terms of the Exchange, ESI acquired 100% of the outstanding shares of China Medical in exchange for 7,000,000 shares of common stock, 7,000,000 Class A Warrants, 7,000,000 Class B Warrants, 7,000,000 Class C Warrants and 100,000 shares of Series B preferred stock of ESI. As a condition of the Exchange, ESI agreed to contribute $4,200,000 to China Medical. ESI issued a total of 6,000 shares of Series A convertible preferred stock for $6,000,000 and contributed a portion of the proceeds of such offering to China Medical in order to meet such funding requirements. Following the Exchange, ESI changed its name to Natural Way
Technologies, Inc. and management of China Medical assumed control of the Company. As used herein, references to the Company include Natural Way Technologies, Inc., its wholly-owned subsidiary, China Medical, and China Medical's 70% interest in the Pharmaceutical Joint Venture.

Company Strategy

     Management has set as the Company's overriding goal to become the recognized leader in the production and distribution of pharmaceutical products in the PRC. To achieve its objectives, the Company plans to (1) acquire and/or develop a line of leading or niche market pharmaceutical products aimed specifically at the PRC market, and (2) establish a nationwide distribution network through the acquisition and/or construction of distribution centers and retail drug stores throughout the PRC. The Company's plans in that regard include (1) the opening of drug stores in 40 large urban areas, principally along the Pacific Coast, (2) the opening of stores in the 2,860 counties throughout China, and (3) the establishment of dispensary or distribution centers in rural areas. The pharmaceutical industry is highly fragmented in the PRC because pharmaceutical products cannot be freely distributed from one province to another. By setting up a nationwide distribution system and outlets to operate within each of the provinces, cross-province distribution difficulties can be eliminated. Management believes that, through the establishment of such a distribution network, an opportunity exists for the Company to capture substantial market share and to establish brand name recognition for its products. To facilitate its growth plans, the Company has signed a letter of intent to acquire a controlling interest in a joint venture to be established with Shanghai First Pharmacy Company ("SFP") to open, own and operate retail drug stores throughout the PRC. SFP is a PRC company which presently operates eighteen stores which sell in excess of 10,000 medical products and has annual sales exceeding $75 million in Shanghai. The Company plans to execute its business plan through this joint venture and through similar acquisitions.

     In conjunction with its efforts to establish its position as the leading provider and distributor of Chinese natural medicines within the PRC, the Company is establishing relationships with major international pharmaceutical companies whereby the Company will distribute western medicines through its distribution network in the PRC and license and distribute the Company's Chinese medicines outside of the PRC.

Overview of PRC Medical Products and Services Market

     The market for medical services and products in the PRC over the past several decades has been greatly influenced by the diverse affects of two distinct forces, (1) an ancient tradition of reliance on Chinese natural medicines and (2) the proliferation and subsequent downsizing of a state controlled health care delivery and finance system. These influences have had dramatically different effects when viewed in rural areas of China as compared to urban areas.

     State influence over socialized health care, until recent years, was the single dominant force in influencing the delivery of health care products and services in urban areas. Such influence was largely the result of the concentration of hospitals and health care providers in urban areas. Under the state system, state-funded insurance plans provided free medical care for most of the PRC's 1.2 billion population. Under this system, an employee or worker was reimbursed for medical expenses by his/her employer, which in virtually all instances were state owned. That system made cost a non-factor in seeking medical services and created incentives for frequent hospital visits and physician consultations. While PRC pharmaceutical regulations provide that all pharmaceuticals, whether prescription or over-the-counter, can be sold through either licensed pharmacies or hospitals, given the absence of cost factors which would otherwise tend to deter excessive use of medical products and services, the urban dwelling Chinese would routinely visit hospitals in order to seek medical consultations and medicine in lieu of simply visiting a retail pharmacy.

     The state financed system of health care created a growing financial burden for the PRC government. With the advent of market reform in the PRC during the late 1970's and the accompanying economic growth and increase in the living standard of the Chinese people, the state began to implement reform in the health care system to shift a greater portion of the financial responsibility for health care to the consumers of such services, the Chinese people. As a result of such shift and a growing emphasis on financial accountability of hospitals, patient charges have increased. To deal with the increased cost and time associated with routine doctor visits, a growing percentage of the Chinese urban population has elected to forego what were previously routine doctor visits and instead have elected to purchase medicine directly from retail pharmacies without first visiting a hospital.

     Throughout the rise and subsequent decline of the state financed health care system, the health care market in rural areas of China continued to be influenced primarily by the reliance on traditional and local Chinese natural medicines. Because of the relative scarcity of both hospitals and physicians in the rural areas of China, the rural population has historically relied upon the advice of "medicine doctors" who, though not trained or licensed as physicians, routinely diagnose illness, formulate medicines based on ancient Chinese formulas or periodically purchased medicine from a dispensary located in the local county seat.

     With traditional Chinese natural medicine continuing to be popular among the Chinese people, as well as enjoying growing popularity outside of the PRC, and with continuing growth in the PRC economy and a continuing shift toward greater individual responsibility for the payment of health care costs, the
Company expects the market for health care products and services, and particularly pharmaceutical products, within the PRC to grow at a rate substantially higher than the U.S. rate of growth in the delivery of such products and services. According to published reports, it was estimated that the market for medicines in the PRC was already in excess of $5 billion during 1996, of which approximately 70% was produced domestically and approximately 30% was imported.

     In addition to the foregoing factors, the Company believes that the pharmaceutical market in the PRC, and the Company's position within that market, will benefit from the following factors: (1) the requirement that all medicines be sold through either licensed pharmacies or hospitals and the lack of distinction between over-the-counter medications and prescription medications in the PRC which results in common medications (e.g., aspirin and cough syrup) being unavailable at supermarkets or other non-licensed outlets; (2) significant regulatory barriers to entry into the PRC pharmaceutical market by foreign competitors which is expected to benefit domestic companies such as the
Company's Pharmaceutical Joint Venture in establishing market share and in negotiating joint marketing and distribution arrangements with large multi-national pharmaceutical companies; (3) the existing position of the Company's proposed joint venture partner, China National Pharmaceutical Foreign Trade Corporation, which has strong ties to the Ministry of Health; and (4) the selection of SFP which acts as chairman of the National Medical Retailing Enterprises Association.

Initial Products

     The Company's predecessor, DHPP, initially produced a broad variety of products. However, because of limited capital resources and the difficulties associated with managing and marketing a large number of products, DHPP, and the Company, emphasized and concentrated on its two most profitable and widely accepted products, XMN and GMN. XMN is a Chinese Patent Medicine used in the treatment of cerebral thrombosis, coronary arteriosclerosis and cardiac neuralgia. XMN is made from an abstract and mixture of chanxiong rhizome, musk kernel, bezoar, toad venom, and leech. GMN is a Chinese Patent Medicine used in the treatment of coronary heart disease, cardiac neuralgia and blood deficiency in coronary arteries. GMN is made from the extract and mixture of red sage root, angelic root and salflower. At present, these two products constitute 99% of the Company's production and sales.

Product Development

     Although the Company plans to gradually introduce new products, its primary production for the coming year will be XMN and GMN. The Company's initial product development strategy involves the development and acquisition of various medications which address common medical concerns and have significant market potential, if properly distributed. The Company presently conducts no product development activities on its own behalf, but has established relationships with various research laboratories and will attempt to acquire new products from those laboratories as they are developed. As a supplement to such efforts, where the efficacy and market potential meet the Company's criteria, the Company will attempt to acquire the exclusive rights to manufacture and market existing products assuming that a satisfactory price can be agreed upon. In addition to the Company's existing practice of acquiring new products from research laboratories and acquiring existing products and manufacturing facilities, the Company is presently engaged in discussions with respect to the potential formation of a joint venture with Asia First Pharmaceutical Investments Ltd ("Asia First Pharmaceutical") which manufactures traditional Chinese medicine used in the treatment of rheumatic arthritis. If such acquisition is consummated, the Company will add Asia First Pharmaceutical's arthritis medicine to its product line and may carry on in-house the research and product development activities of Asia First Pharmaceutical as well as expand the funding and scope of such research. The Company may also pursue other joint ventures and acquisitions in the future pursuant to which the Company may acquire and carry on existing product development activities presently carried conducted by prospective joint venture or acquisition candidates.

     The Company has identified nine out of eighteen new products which it hopes to add during the next five years. Of these products, four are currently being manufactured in the PRC by other pharmaceutical firms, three are newly formulated medications which have not previously been produced, and the remaining two are derivatives of existing products. In addition to the eighteen new products, the Company may add up to twenty other niche products.

     The requirements for the addition of any new product is that it meet what the Company has termed as its "three/six/nine plan". Under this plan, three of the new products must produce annual sales of Rmb 100 million (US$12 million), six of the new products must produce annual sales of Rmb 50 million (US$6 million), and nine of the new products must produce annual sales of Rmb 10 million or greater (US$1.2 million). If a new product cannot reach this minimum sales level, it will be discontinued from production or sold. The three new products which are expected to generate the highest sale are anticipated to be
(1) an anti-blood clotting agent, (2) an arthritic pain reliever, and (3) a treatment for skin fungus. The other six products which have been identified consist of or will be used in treatment of: (1) the common cold, (2) hepatitis,
(3) urinary tract infections, (4) respiratory ailments, (5) coughs and (6) a general antibiotic. All eighteen of the new products are expected to be in production by the end of calendar year 2000. As noted above, the potential joint venture with Asia First Pharmaceutical would provide the first addition to the Company's product line with the addition of Asia First Pharmaceutical's rheumatic arthritis medicine. No assurance, however, can be given that the Company will be successful in acquiring, developing or marketing any of the products presently proposed to be introduced.

Manufacturing

     The Company currently manufactures XMN and GMN at its production facilities in Dunhua, Jilin Province, PRC. The Company's production facilities are operated under the supervision of a team of six physicians, pharmacists and chemists. The production management team sets production volumes and schedules based on projected product demand as determined in conjunction with the Company's marketing staff. The production management team arranges for the purchase of raw materials, consisting generally of herbs, roots, bark, seeds, fossils, bones, minerals, animal organs and other natural products. The Company generally maintains a thirty day supply of raw materials in inventory but has no long-term contractual arrangements for the purchase of raw materials because these raw materials are widely available in the PRC from numerous suppliers.

     After securing the appropriate raw materials for production of its products, the Company's production staff produces medicinal products based on formulas for the products being manufactured. The production process varies depending upon the nature and form of product being produced. Production of dry products generally involves crushing, mixing and compressing ingredients to produce powders or pills. Production of wet products typically involves mixing, stirring, cooking, brewing, boiling and, in some cases, extracting ingredients. The Company employs two separate processes, utilizing water or steam, to extract various medical bases from raw materials. Wet products are then bottled, encased in gel caps or hardened and cut as appropriate.

     Pharmaceutical manufacturing operations are currently conducted in a single eight hour shift five days per week. The Company has adequate facilities, equipment and personnel to support current operations and to increase production by approximately 50% from existing levels without adding production shifts. The Company can further increase production capacity by adding production shifts or by acquiring additional equipment and hiring additional production employees.

     In addition to the Company's production management team, the Company employs approximately 140 persons in the manufacturing process. Production employees receive approximately four weeks of training upon being hired before joining the production line. Employees are readily available in the community surrounding the Company's plant.

Marketing

     Under PRC law, pharmaceutical manufacturers are not generally allowed to export their products. Permitted exports must be carried out through certain import/export corporations licensed by the PRC. Because of the restriction on exports and greater customer acceptance of the Company's products by the Chinese people, the Company's products are marketed almost exclusively in the PRC at this time.

     Senior management oversees the marketing process and sets goals and policy for the Company's marketing team. The Company's sales and marketing efforts are conducted through an in-house marketing staff, consisting of approximately 150 persons, and a network of approximately 100 independent sales representatives. Additional marketing personnel and sales representatives will be added as management deems necessary to support the Company's marketing and production plans. While the Company's products are sold throughout the PRC, the majority of such sales are presently concentrated in large metropolitan areas. Among the factors which have contributed to the concentration of sales in the larger metropolitan areas are (1) the concentration of marketing personnel and sales representatives in those markets, (2) the emphasis of the Company on sales to wholesalers, clinics and hospitals which are also primarily located in the larger metropolitan areas, and (3) the poor distribution system of the PRC which makes shipment to outlying areas more difficult.

     With the Company's proposed expansion into retail drug store operations, discussed below, the Company plans to expand its marketing efforts both within and outside of the major metropolitan areas of the PRC. The Company expects to establish retail stores in the large urban areas principally along the Pacific Coast and in the various county seats throughout China. Given the relative lack of medical facilities and access to pharmaceuticals outside of the major metropolitan areas, the Company believes that the rural areas of China will be very receptive to the increased availability of medicines.

Planned Retail Drug Stores and Distribution Operations

     The pharmaceutical distribution system within the PRC is very poorly developed and is virtually non-existent in many rural regions. In order to capitalize on the perceived need for a well established distribution system for pharmaceuticals in the PRC, the Company has determined that, as a compliment to its manufacturing operations, it should be involved in the distribution and retailing of both traditional Chinese medicines and Western style medicines throughout the PRC. In furtherance of this objective, the Company has developed a business plan to establish 3,000 drug stores in the PRC within five years, including the opening of stores in each of the 2,860 counties within the PRC and stores in 40 large urban areas, primarily along the Pacific coast. The Company plans to establish wholesale distribution facilities in each of the twenty-seven provinces of China which would distribute medical products to the Company's retail drug stores and to various commercial establishments in each province. By the end of 1997, a minimum of ten stores are planned to be established, provided sufficient funds can be raised in the equity market. Concurrent therewith, the Company also plans to begin acquiring existing retail outlets as well as opening new pharmaceutical facilities. All of the stores will be designed using the modern Hong Kong or western style drug store as a model, will carry identical inventory and will be staffed by the same number of people and work under the same management concept, including the use of electronic cash registers, infra-red bar code scanners and sophisticated inventory control systems. The Company plans to develop a program to train management and employees of the planned stores and distribution centers. The establishment of the planned national distribution network is expected to facilitate the sale of products manufactured by the Company as well as the distribution of products of other pharmaceutical manufacturers and will serve as an additional source of revenue. It is estimated that the cost of each retail facility, excluding inventory and training, will approximate $30,000 for rural stores and up to $60,000 in the major urban cities. No cost has been factored in for inventory as the standard payment terms in the PRC are net 180 days and required downpayments for imported drugs generally range from 10% to 20%. A significant portion of the cost of this project is expected to be financed by third party lending sources and funds raised in the equity market. Failure to successfully carry out the Company's planned development of a national distribution network, whether through a lack of adequate financing or otherwise, could have a material adverse effect on the Company's business, financial condition or results of operations.

     Initial efforts with regard to the establishment of the proposed retail distribution system include the proposed joint venture with SFP which presently operates 18 retail drug stores. The Company has formed Beijing Heng Jia Long

Medical Development Company Ltd. ("Heng Jia Long"), a joint venture with China National Pharmaceutical Foreign Trade Corporation ("China National"), to facilitate the transaction with SFP. Pursuant to the terms of the Heng Jia Long joint venture, the Company is required to inject cash and China National is required to contribute certain intangible assets to Heng Jia Long. The Company, in turn, is entitled to 92% of the net income or loss of Heng Jia Long and China National is entitled to 8% of the net income or loss. Pursuant to the proposed joint venture with SFP, Heng Jia Long is obligated to contribute $843,000 to the capital of a newly formed joint venture to be known as "Shanghai First Pharmacy (Heng Jia Long) Medical Investment Company (the "SFP Joint Venture"). SFP, in turn, is obligated to contribute one retail outlet and headquarter facilities with an estimated value of $362,000 to the SFP Joint Venture. The Company, through Heng Jia Long, is responsible for securing funding for the establishment of the 3,000 store retail drug store chain which is proposed to be operated by the SFP Joint Venture. Heng Jia Long will also be responsible for securing distribution rights relating to brand pharmaceutical products and implementing modern management techniques. SFP will be responsible for personnel and resource management. Profit and loss of the SFP Joint Venture will be allocated 70% to Heng Jia Long and 30% to SFP.

Facilities

     The Company's production facilities are located on approximately seven acres in Dunhua City, Jilin Province, and consist of eleven separate buildings in a campus like setting. Seven of the buildings are older single level structures. These buildings constituted the DHPP facility prior to the formulation of the Pharmaceutical Joint Venture, but have now been converted to storage. In addition to these facilities, there are two newly constructed buildings used for manufacturing, a new power plant and an office building which was acquired from a third party and completely renovated. The total square footage of all of the buildings is approximately 120,890 square feet.

     The two manufacturing buildings were completed in June of 1996 and are constructed of re-enforced concrete with a tile facade. One of the buildings has three floors, while the second building has only two floors although it is as tall as the three storied structure. The three story facility has in excess of 47,000 square feet and is used for mixing, assembly and packaging. The two story facility has approximately 22,000 square feet and is used for extraction of medical bases from raw materials. Because of the volume of water used in the extraction and manufacturing process and to avoid the costs of purchasing water from the municipal district, the facility has its own well on the property and draws all of its water from this source.

     The other structure on the property is a newly constructed power plant which contains three coal fueled generating facilities. This one story building has over 9,000 square feet of space and supplies all of the steam and power to the facility.

     The existing space is sufficient to manufacture and produce the Company's existing products and those which they intend to introduce over the next several years.

Government Regulation

     In the PRC, the pharmaceutical industry is regulated by the Ministry of Health and the States Administration of Medicine. Before pharmaceutical products may be produced and marketed, a manufacturing license and qualification certificate must be obtained from each agency. To obtain any license or certificate, the product must comply with the "Testing Criteria for Issuance of the Pharmaceutical Manufacturer License" promulgated by the Ministry of Health on July 15, 1989. This promulgation specifies the minimum standards for pharmaceutical products; the qualification required of persons involved in their production; the equipment standards of machinery used in production; and the hygiene requirements to be maintained throughout the production process. Each license or certificate runs for five years. Renewals are granted only after a satisfactory demonstration that the standards set out in the promulgation have been and are being maintained.

     The approval process of new pharmaceutical products for distribution in the PRC generally requires approximately eighteen months to complete (six to eight months for products which have received approval from the United States Food & Drug Administration ("FDA")) and is applied to both domestic products and imported products. The lengthy approval process has historically favored domestic producers and served as an impediment to the import of products. While the approval process in the PRC is intended to serve a purpose similar to the FDA approval process for drugs in the United States and tests cases similar to FDA standards, the process consists of less testing over a shorter time period.

     Medicines developed outside of the PRC are also subject to stringent government imposed price controls which are intended to ensure the affordability of such products.

     In addition to regulations applying specifically to the production and distribution of pharmaceuticals, the Company's operations are subject to various PRC environmental regulations. Those regulations generally regulate the discharge of hazardous materials in the manufacturing process as well as the use of natural resources.

     The Company believes that its operations comply with all applicable PRC regulations governing the manufacture and distribution of pharmaceuticals and governing various environmental matters.

Proprietary Rights

     The Company's current products are designated as Chinese Patent medicine and as such carry certain proprietary rights under Chinese law in the nature of a patent. While the PRC has implemented various laws and regulations intended to protect the rights of owners of proprietary technologies and formulas such as those relating to the production of the Company's current pharmaceutical products, and signed international conventions relating to patent protection, such protections should not be considered the equivalent of patents granted in more developed nations. Current patent protection for the Company's products is five years and consideration is being given to extending such protection to ten years. Because intellectual property protection laws in the PRC do not afford the level of protection and are not as strictly enforced as similar laws in western countries, and because many of the Company's existing products are based on ancient formulas or derivatives of such formulas, the Company undertakes all steps it may deem reasonable to assure that its formulas are kept secret. Accordingly, most Chinese natural medicines should be considered to be of a generic nature and it is possible that other manufacturers could produce products based on similar formulas in which case the Company will likely have little recourse to prevent such manufacturing.

Competition

     There are many companies which produce and distribute formulated Chinese and western medicines. In addition, although the licensing approval of foreign entities is difficult and stringent price controls apply to medical products developed outside of the PRC, large foreign pharmaceutical corporations are also establishing facilities in the PRC. A number of competing facilities may offer greater amenities and broader product lines and may be operated by companies having greater resources than the Company. Further, it can be expected that competition will intensify as large foreign pharmaceutical companies enter the PRC market and other smaller pharmaceutical companies are acquired by, enter into joint ventures with or receive funding from new entrants in the PRC pharmaceutical market. The Company believes that it is competitive, and will be competitive, with such companies and facilities based on the quality of the Company's products, pricing and distribution channels. At present, in most areas of the country, the company has no direct competition and none is initially expected in most areas where is plans to opens its retail outlets.

Employees

     At April 18, 1997, the Company employed approximately 374 people; 12 in management, 38 in administration, 173 in production and 151 in sales and marketing. With the exception of some of the sales personnel, all of the employees are located in Dunhua. The Company and its subsidiaries are not parties to any traditional labor contracts. The Company has not suffered any labor stoppages and believes that it has good relations with its employees.

Potential Acquisitions

     On June 28,1996, the Company entered into a Conditional Acquisition Agreement with China Food and Beverage Industrial Company Limited ("China Food and Beverage") and its shareholders pursuant to which the Company would have the right to acquire not less than 50% of China Food and Beverage for a price not to exceed eight times earnings. Pursuant to this agreement, the Company has until June 30, 1997 to conduct due diligence with respect to the potential acquisition of China Food and Beverage. The Company deposited $1,400,000 with China Food and Beverage which shall be refundable in full with interest at 8% commencing on January 1, 1997 if the Company elects not to consummate such acquisition. If the Company elects to pursue the acquisition of China Food and Beverage the deposit will be applied toward the purchase price.

     China Food and Beverage is involved in efforts to form a sino-foreign joint venture which will own and operate an almond juice and health products manufacturing business presently operated by a PRC government controlled entity. China Food and Beverage is owned and controlled by Yiu Yat Hung, a director of the Company.

     On April 2, 1997, the Company signed a Letter of Intent for the acquisition of 70% of a proposed joint venture with Shanghai First Pharmacy Co. ("SFP"). Under the Letter of Intent, SFP would contribute one retail outlet and headquarter facilities with an estimated value of $362,000 and the Company would contribute $843,000. The joint venture would open, own and operate the proposed network of 3,000 retail pharmacies throughout the PRC. SFP operates eighteen stores in the PRC, selling over 10,000 medical products. Its current annual sales exceed $75 million.

     On May 15, 1996, the Company executed a letter of intent with Simple Win Investment Ltd. ("Simple Win") for the potential acquisition of Asia First Pharmaceutical Investment Ltd. ("Asia First Pharmaceutical") and its 90% equity interest in Jilin Huajia Pharmaceutical Company Limited ("Jilin Huajia Pharmaceutical"). Subject to due diligence and market conditions, the Company will pay the fair market value of the assets acquired, not to exceed $5 million for this acquisition, should it be consummated. The Company deposited $2.392 million with Simple Win which shall be refundable in full without interest if the Company elects not to consummate such acquisition. If the Company elects to pursue the acquisition, the deposit will be applied toward the purchase price. The Company's option to acquire Asia First Pharmaceutical expires June 30, 1997.

     Jilin Huajia Pharmaceutical is engaged in the manufacture and sale in the PRC of formulated Chinese medicine to treat rheumatic arthritis.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's executive offices consist of 3,315 square feet located at One World Trade Center, Suite 7865, New York, New York. Such space is provided to the Company, free of charge, by an entity controlled by Yiu Yat Hung, an affiliate of the Company.

     The Company's production facilities located in Dunhua City, Jilin Province, PRC are owned by the Pharmaceutical Joint Venture. The site on which such production facilities are located is held pursuant to a grant of land use rights from the PRC government expiring in 2046. See "Item 1. Description of Business. Facilities."

     The Company believes that its properties are adequate to support its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time a party to litigation arising in the routine course of business. Management is not aware of any pending or threatened litigation which is material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is traded in the over-the counter on the NASD Electronic Bulletin Board. Trading in the Company's Common Stock is extremely limited and sporadic.

     The Company has applied for listing of its Common Stock on the Nasdaq Small-Cap Market under the symbol "NWYT". There can be no assurance, however, that the Company's Common Stock will in fact be listed on Nasdaq or that a sustained trading market will develop.

     At April 18, 1997, the bid price of the Common Stock was $3.00. For the fourth quarter of calendar year 1996, the price of the Common Stock ranged from a high of $6.50 to a low of $3.75.

Record Holders

     As of April 18, 1997, there were approximately 293 record owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 12 of this Form 10-KSB.

     Natural Way Technologies, Inc. (the "Company"), through its subsidiaries and a sino-foreign joint venture, is engaged in the manufacture of formulated Chinese medicines.

     The Company is the successor to the operations of Dunhua Huakang Pharmaceutical Plant ("DHPP"), a state-owned enterprise, which began in 1990 to develop and produce a number of medical products. In 1993, DHPP management decided to concentrate on the production of its two most profitable and widely accepted products, Xue Shuan Xin Mai Ning ("XMN") and Guan Mai Ning ("GMN"). In March, 1996, DHPP contracted with China Medical Development Co., Ltd. ("China Medical") a British Virgin Islands company, to form a Sino-Foreign joint venture known as Dunhua Huakang Pharmaceutical Co., Ltd. (the "Pharmaceutical Joint Venture"). Under the terms of the joint venture agreement, DHPP contributed to the Pharmaceutical Joint Venture the plant and equipment valued at $1,800,000 and China Medical contributed $4,200,000 in cash for working capital. All earnings of the Pharmaceutical Joint Venture are to be divided based on the parties respective capital contributions, or 70% to China Medical and 30% to DHPP. See "Description of Business General and Development of Business."

     On June 30, 1996, China Medical completed a "reverse acquisition" (the "Exchange") of Energy Systems, Inc. ("ESI"), a U.S. public company. ESI had no operations prior to the Exchange but was a publicly held shell which was seeking an operating business to acquire. Pursuant to the terms of the Exchange, ESI acquired 100% of the outstanding shares of China Medical in exchange for 7,000,000 shares of common stock, 7,000,000 Class A Warrants, 7,000,000 Class B Warrants, 7,000,000 Class C Warrants and 100,000 shares of Series B preferred stock of ESI. As a condition of the Exchange, ESI infused $4,200,000 into China Medical and ESI issued a total of 6,000 shares of Series A convertible preferred stock for $6,000,000 in order to meet such funding requirements. Following the Exchange, ESI changed its name to Natural Way Technologies, Inc. and management of China Medical assumed control of the Company. As used herein, references to the Company include Natural Way Technologies, Inc., its wholly-owned subsidiary, China Medical, and China Medical's 70% interest in the Pharmaceutical Joint Venture.

     As a result of the reverse acquisition of ESI by China Medical, the Company's operating results reflect China Medical's allocable share of the operations of the Pharmaceutical Joint Venture as if the formation of the Pharmaceutical Joint Venture and the Exchange had occurred as of December 31, 1994. Accordingly, the financial statements of the Company reflect the operations of DHPP for 1995 and for the first six months of 1996, both as adjusted to reflect the Company's 70% interest in the Pharmaceutical Joint Venture, and the operations of China Medical, which were conducted through China Medical's 70% interest in the Pharmaceutical Joint Venture, from July 1, 1996 through December 31, 1996.

Results of Operations

     The following table sets forth certain items from the Consolidated Statements of Income expressed as a percentage of net sales for the year ended December 31, 1996 and pro forma information reflecting the operations of DHPP expressed as a percentage of net sales of DHPP for the year ended December 31, 1995:

                                                                     Pro Forma
                                                       1996            1995
                                                      ------          ------
Net sales....................................          100.0%          100.0%
Cost of sales................................           22.7            25.9
                                                      ------          ------
Gross profit.................................           77.3            74.1
Selling expense..............................           21.6            16.5
General and administrative expense...........           23.4            25.6
Other expenses, net..........................            2.1             0.0
                                                      ------          ------
Income before taxes and minority interest....           30.2            32.0
Provision for income taxes...................              -             1.2
                                                      ------          ------
Income before minority interest..............           30.2            30.8
Minority interest............................            9.4               -
                                                      ------          ------
Net income...................................           20.8%           30.8%
                                                      ======          ======

Fiscal Year 1996 Compared to Fiscal Year 1995

     As noted above, the Company's actual operating results for 1996 reflect the operations of the Pharmaceutical Joint Venture from the date of its formation on March 6, 1996 through December 31, 1996. Pro forma operating results for 1995 reflect the operations of DHPP for the entire twelve month period ended December 31, 1995. Accordingly, comparisons of operating results during fiscal 1995 and 1996 should be made in light of the shorter period during which pharmaceutical operations were undertaken during 1996 and any such comparisons may not be meaningful.

     Net Sales. Net sales during 1996 totaled $9.7 million compared to pro forma net sales of $10.3 million during 1995. On a pro forma basis, assuming formation of the Pharmaceutical Joint Venture on January 1, 1996, sales were up slightly to $10.4 million during 1996. Growth in pro forma sales during 1996 was restrained by increased competition in several provinces which resulted in lower unit pricing and lower unit sales in those provinces. Management believes that the competitive situation in those provinces has since returned to normal and that, with the addition of capital during June of 1996 from the formation of the Pharmaceutical Joint Venture, the Company will be able to increase its marketing and distribution efforts and increase sales during 1997.

     Cost of Goods Sold and Gross Profit. Cost of goods sold during 1996 totaled $2.2 million (22.7% of net sales) compared to $2.7 million (25.9% of pro forma net sales) during 1995. The decrease in cost of goods sold was attributable to the implementation during 1996 of tighter cost controls and re-engineering of the production process to improve efficiency. Gross profits during 1996 totaled $7.5 million as compared to $7.7 million of pro forma gross profits during 1995. On a full year basis, gross profit for 1996 would have been $8.0 million, an increase of 4%.

     Selling Expense. Selling expense during 1996 totalled $2.1 million as compared to $1.7 million for 1995. The increase was principally attributable to increased advertising costs undertaken during 1996 and the hiring of additional sales representatives.

     General and Administrative Expense. General and administrative expenses ("G&A") during 1996 totaled $2.3 million (23.4% of net sales) as compared to $2.7 million (25.6% of pro forma net sales) during 1995. The decrease in G&A was attributable to a reduction in the number of employees which was partially offset by higher per employee salaries and wages resulting from conversion from a state-owned enterprise to a sino-foreign joint venture

     Other Expense, Net. Other expense, net, during 1996 totaled $206,000 as compared to $3,000 during 1995. Other expense during 1996 consisted primarily of net interest expense of $196,000 which was attributable to amounts payable to DHPP pursuant to the joint venture agreement in exchange for certain assets contributed to the Pharmaceutical Joint Venture.

     Income Taxes. The Company had no income tax provision for 1996 as compared to $120,000 during 1995. The decrease in income tax provision for 1996 was attributable to a tax holiday granted by the PRC government for the first two years of profitable operations of the Pharmaceutical Joint Venture.

     On a pro forma basis, income tax expense of the Pharmaceutical Joint Venture, excluding the PRC tax concession, would have been $0.66 million during 1996.

     Minority Interests. Minority interest, totaling $0.9 million in 1996, represents the allocable share of income or loss attributable to the 30% share of the Pharmaceutical Joint Venture not owned by the Company. On a pro forma basis, the minority interest would have been $0.96 million for 1995.

Liquidity and Capital Resources

     At December 31, 1996, the Company had a working capital balance of $7.0 million and a cash balance of $1.2 million as compared to working capital of $3.8 million and a cash balance of $0.4 million at December 31, 1995. The change in working capital and cash balances was attributable to a combination of (i) cash flows from profitable operations, (ii) the receipt of $5.0 million of net proceeds from the sale of convertible preferred stock during 1996 and (iii) the use of such funds for the acquisition of property, plant and equipment, the establishment of the Pharmaceutical Joint Venture and deposits on two proposed acquisitions.

     At December 31, 1996, the primary obligations of the Company consisted of a payable of the Pharmaceutical Joint Venture to DHPP of $4.3 million for certain excess operating assets transferred by DHPP to, and utilized by, the Pharmaceutical Joint Venture. The payable provides for interest at 5.5%. DHPP forgave accrued interest on the payable in the amount of $218,000 during 1996 and has agreed not to demand repayment at this time. Included in the operating assets transferred by DHPP to the Pharmaceutical Joint Venture are accounts receivable of DHPP, $7.0 million of which remained outstanding at December 31, 1996. Pursuant to the terms governing the formation of the Pharmaceutical Joint Venture, if such receivables have not been collected by June 30, 1997, such receivables may be transferred back to DHPP in which case the note from the Pharmaceutical Joint Venture to DHPP will be reduced by the amount of such receivables actually transferred back to DHPP.

     During 1996, the Company issued 6,000 shares of Series A convertible preferred stock raising approximately $5.0 million net of offering costs, all of which shares remained outstanding and convertible into Common Stock at December 31, 1996. Each share of Series A convertible preferred stock is convertible into 1,000 shares of Common Stock at any time on or prior to December 31, 1997 and is redeemable by the Company at $1,000 per share after December 31, 1997.

     The proceeds from the sale of securities during 1996 were used to fund the acquisition of property, plant and equipment ($0.99 million) and for deposits relating to two proposed acquisitions ($3.8 million). Pursuant to two separate letters of intent relating to the proposed acquisitions of China Food and Beverage and Asia First Pharmaceutical, the Company made deposits of $1.4 million and $2.4 million, respectively. Each of those letters of intent expire June 30, 1997. Pursuant to the China Food and Beverage letter of intent, the purchase price for not less than 50% of China Food and Beverage will be fixed at not more than eight times earnings. The Asia First Pharmaceutical letter of intent provides for a purchase price for 100% of Asia First Pharmaceutical equal to the fair market value of the assets acquired but not more than $5 million. If the Company elects to pursue those acquisitions, the deposits will be applied toward the purchase price. Should the Company pursue either or both of the potential acquisitions discussed, the Company will be required to pay the balance of the purchase price at closing. Should the Company elect not to pursue the acquisitions, the deposit with respect to China Food and Beverage shall be refundable in full with interest at 8% from January 1, 1997 and the deposit with respect to Asia First Pharmaceutical shall be refundable in full without interest. See "Business - Potential Acquisitions."

     In addition to amounts which may become payable should the Company pursue the acquisitions of China Food and Beverage and Asia First Pharmaceutical, the Company's only other known potential material capital requirement relates to the proposed opening of multiple retail pharmacies. Pursuant to the terms of the proposed SFP Joint Venture, the Company, through Heng Jai Long, is obligated to contribute $843,000 to the capital of SFP. Additionally, Heng Jai Long is obligated to secure the necessary funding for the establishment of a retail drug store chain throughout the PRC. The Company, through SFP, plans to open up to 3,000 retail drug stores in the PRC within five years with not less than ten stores planned to open during 1997. The Company has estimated the cost of opening retail drug stores at $30,000 to $60,000 each. Additionally, over such five year period, the Company plans to establish distribution centers in each of the twenty-seven provinces of the PRC.

     The Company presently is actively seeking funding to consummate the acquisitions of China Food and Beverage and Asia First Pharmaceutical and to fund the anticipated costs, both in 1997 and for future years, of opening retail drug stores and distribution centers.

     The Company is presently evaluating various options, including the sale of convertible debt or equity securities to fund the Company's acquisition and expansion plans. The Company has executed letters of intent in that regard at this time.

     Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.

Certain Factors Affecting Future Operating Results

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: fluctuations in economic and other conditions within the PRC which could adversely effect the demand for pharmaceutical products; the entry into the PRC pharmaceutical market of new domestic or foreign competition or the introduction of new products which compete with the Company's products; changes in government policies which may adversely effect the Company's ability to acquire, produce and distribute pharmaceuticals in the PRC; the availability and timing of, and terms on which the Company can secure, funding in order to carry out its proposed acquisitions and entry into the retail drug market; and, inefficiencies in the distribution system, regulations and other conditions which generally make operations in the PRC unpredictable when compared to operations in more developed economies.

     As the Company's plan of operations revolves around its ability to make certain strategic acquisitions and to open retail drug stores and distribution centers throughout the PRC, the Company's future revenues and profitability will be largely dependent upon the Company's ability to secure necessary financing to carry out such plans and its ability to manage such operations. If the Company experiences delays in commencing such operations or is unable to manage the same as planned, the Company's prospects and operating results could be materially adversely effected.

Inflation and Exchange Rates

     The Company does not believe that inflation has had a material impact on the results of its operations. However, high levels of inflation and exchange rate fluctuations have characterized the PRC economy in recent years. Because the operations of the Pharmaceutical Joint Venture are conducted exclusively within the PRC, management believes that any price fluctuations attributable to inflation or changes in exchange rates can be passed through to its customers. There can be no assurance, however, that continued inflation and exchange rate fluctuations will not adversely impact the Company in the future. In particular, as the Company's revenues are primarily received in Renminbi, the Company's ability to pay dividends and make other payments denominated in other currencies may be adversely impacted by exchange rate fluctuations.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen & Co., appears on pages F-2 through F-24 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of China Medical by the Company, on July 31, 1996, the Company's Board of Directors selected Arthur Andersen & Co. to serve as its new independent accountants and dismissed D. Brian Macbeth, Certified Public Accountant, of Spring, Texas who previously served as the independent accountant for the Company.

     D. Brian Macbeth's reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for fiscal years 1994 and 1995 and through July 31, 1996, there were no disagreements with
D. Brian Macbeth on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D. Brian Macbeth would have caused him to make reference thereto in his reports on the financial statements for such years.

     Arthur Andersen & Co. served as the principal accounting firm for DHPP with respect to the financial statements of such company for fiscal years 1994 and 1995.

     The information described above regarding the Company's decision to dismiss
D. Brian Macbeth as its independent accountant and select Arthur Andersen & Co. as its new independent accountants, along with a letter from D. Brian Macbeth stating that he agrees with the above information regarding the Company's change of accountants, was fully disclosed in a Form 8-K filed with the SEC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit
    Number                           Description of Exhibit
    -------                          ----------------------

     2.1 Acquisition Agreement dated June 3, 1996 between Energy Systems, Inc. and China Medical Development Co. Ltd. (1)
     3.1  Amended and Restated Articles of Incorporation (2)
     3.2  Bylaws, as amended to date (2)
     4.1  Certificate of Designation for Series A Convertible  Preferred  Shares
          (2)
     4.2  Certificate of Designation for Series B Convertible  Preferred  Shares
          (2)
     4.3  Certificate of Designation for Series C Convertible  Preferred  Shares
          (2)
     10.1 Conditional Acquisition Agreement between Natural Way Technologies, Inc. and China Food and Beverage Industrial Company Limited (2)
     10.2*Letter of Intent dated May 15, 1996 between Natural Way  Technologies,
          Inc. and Simple Win Investment Ltd.
     16.1 Letter from D. Brian Macbeth relating to change of independent accountants (1)
     21.1* Subsidiaries of Registrant
     27.1* Financial Data Schedules

------------------------
*        Filed herewith
(1) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K/A dated June 30, 1996.
(2) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATURAL WAY TECHNOLOGIES, INC.



                                          By: /s/ Yiu Yat Hung
                                             -----------------------------------
                                              Yiu Yat Hung
                                              Chief Executive Officer

Dated:  April 23, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                      Title                             Date


/s/ Yiu Yat Hung         Chief Executive Officer and Chairman     April 23, 1997
-----------------------  of the Board of Directors
Yiu Yat Hung             (Principal Executive Officer)



/s/ Yat On               Vice Chairman, Vice President            April 23, 1997
-----------------------  and Director
Yiu Yat On



/s/ Yao Yi Le            Treasure, Chief Financial Officer        April 23, 1997
-----------------------  and Director (Principal Financial
Yao Yi Le                and Accounting Officer)



/s/ Yao Su Zhen          Director                                 April 23, 1997
-----------------------
Yao Su Zhen



/s/ Yao Yi Ming          Chief Operating Officer and Director     April 23, 1997
-----------------------
Yao Yi Ming

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                        Page
                                                                        -----

Report of Independent Public Accountants                                 F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995             F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 1996, 1995 and 1994                                        F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994                                        F-5

Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 1996, 1995 and 1994                                  F-7

Notes to Financial Statements                                            F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the  Shareholders  and the Board of  Directors  of Natural Way  Technologies,
Inc.:


We have audited the accompanying consolidated balance sheets of Natural Way Technologies, Inc. (a company incorporated in the State of Nevada; "the Company") and Subsidiaries ("the Group") as of December 31, 1995 and 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Way Technologies, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles in the United States of America.

As indicated in Note 8 to the accompanying consolidated financial statements, as of December 31, 1996, the Group has made deposits of approximately Rmb31,548,000, including a deposit of approximately Rmb11,648,000 placed with a related company, in connection with the proposed acquisition of two companies. The Company's directors consider that the Group could realise such deposits either by completing the acquisition or by refund if the Group decides to withdraw from the acquisitions.



/s/ Arthur Andersen & Co.
-------------------------------
ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong


Hong Kong,
April 11, 1997.

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996

                                             1995                 1996
                                            -------        -------------------
                                            Rmb'000        Rmb'000     US$'000
ASSETS

Current assets:
  Cash                                          -           10,017      1,204
  Accounts receivable, net                      -           73,533      8,838
  Due from a related company                    -            4,159        500
  Due from shareholders                        84                -          -
  Due from a director                           -               75          9
  Prepayments and deposits                      -            2,607        313
  Inventories, net                              -            5,618        675
                                              ----        --------     ------

     Total current assets                      84           96,009     11,539

Investment deposits                             -           31,548      3,792
Deferred value added tax recoverable            -            1,011        122
Property, plant and equipment, net              -           23,526      2,828
                                              ----        --------     ------

     Total assets                              84          152,094     18,281
                                              ====        ========     ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              -            9,016      1,084
  Accrued expenses and other payables          66            7,762        933
  Due to a related company                      -            3,412        410
  Taxation payable                              -           13,648      1,640
                                              ----        --------     ------
     Total current liabilities                 66           33,838      4,067

Payable to a joint venture partner              -           35,450      4,261
                                              ----        --------     ------
     Total liabilities                         66           69,288      8,328
                                              ----        --------     ------

Minority interest                               -           22,450      2,698
                                              ----        --------     ------
Shareholders' equity:
Preferred stock, Series A convertible
 and redeemable, par value US$0.001;
 issued and  outstanding  - nil as of
 December  31, 1995 and 6,000 shares
 as of December 31, 1996                        -                -          -

Preferred  stock,  Series  B
 supervoting,   par  value  US$0.001;
 issued  and outstanding - 100,000
 shares as of December 31, 1995 and 1996        -                -          -

Common stock,  par value US$0.001;
 issued and outstanding - 8,000,000
 shares as of December 31, 1995 and
 8,200,000 shares as of December 31, 1996      66               68          8

Additional paid-in capital                      8           43,611      5,242
Dedicated capital                               -            1,752        211
(Accumulated deficit) Retained earnings       (56)          14,901      1,791
Cumulative translation adjustments              -               24          3
                                              ----         -------     ------
     Total shareholders' equity                18           60,356      7,255
                                              ----         -------     ------
     Total liabilities, minority interest
      and shareholders' equity                 84          152,094     18,281
                                              ----         -------     ------

   The accompanying notes are an integral part of these financial statements.

------------------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of the readers, which has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                        1994            1995                  1996
                                     ----------      ---------     --------------------------
                                       Rmb'000         Rmb'000       Rmb'000        US$'000
                                     ----------      ---------     -----------    -----------
Net sales                                    -               -         80,333          9,655
Cost of goods sold                           -               -        (18,252)        (2,194)
                                     ---------       ---------     ----------     ----------

     Gross profit                            -               -         62,081          7,461

Selling expenses                             -               -        (17,350)        (2,085)
General and administrative expenses          -             (66)       (18,795)        (2,259)
Interest expenses                            -               -         (2,162)          (260)
Interest income                                            536             64
Other expenses, net                          -               -            (91)           (10)
                                     ---------       ---------     ----------     ----------

     Income (loss) before income
      taxes and minority interest            -             (66)        24,219          2,911

Provision for income taxes                   -               -              -              -
                                     ---------       ---------     ----------     ----------

Income (loss) before minority
 interest                                    -             (66)        24,219          2,911

Minority interest                            -               -         (7,510)          (903)
                                     ---------       ---------     ----------     ----------

     Net income (loss)                       -             (66)        16,709          2,008
                                     =========       =========     ==========     ==========

Primary earnings per common share
  Net income per common share                -               -           1.30     $     0.16
                                     ---------       ---------     ----------     ----------

  Weighted average number of
   shares outstanding used in
   primary calculation               8,000,000       8,000,000     12,872,848     12,872,848
                                     =========       =========     ==========     ==========

Fully dilutive earnings
 per common share
  Net income per common share                -               -           1.22     $     0.15
                                     ---------       ---------     ----------     ----------

  Weighted average number of
   shares outstanding used in
   fully dilutive calculation        8,000,000       8,000,000     13,661,202     13,661,202
                                     =========       =========     ==========     ==========

Supplementary earnings per
 common share (see Note 4.h)
  Net income per common share                -               -           2.04     $     0.25
                                     ---------       ---------     ----------     ----------

  Weighted average number of
   common shares used in the
   supplementary calculation        8,000,0000       8,000,000      8,200,000      8,200,000
                                    ==========       =========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

------------------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of the readers, which has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                            1994          1995            1996
                                           -------      -------   -------------------
                                           Rmb'000      Rmb'000   Rmb'000     US$'000

Cash flows from operating activities:

Net income (loss)                            -           (66)      16,709      2,008
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities            -
  Provision for doubtful debts               -             -          947        114
  Write-back of allowance for
   obsolete and slow-moving inventory        -             -         (527)       (63)
  Depreciation of property, plant
   and equipment                             -             -          965        116
  Minority interest                          -             -        7,510        903
(Increase) Decrease in operating assets-
  Accounts receivable, net                   -             -      (18,293)    (2,199)
  Due from a related company                 -             -        4,593        552
  Due from shareholders                      -             -           84         10
  Due from a director                        -             -          (75)        (9)
  Prepayments and deposits                   -             -          930        112
  Inventories, net                           -             -          399         48
  Deferred value added tax recoverable       -             -          338         40
Increase (Decrease) in operating
 liabilities-
  Accounts payable                           -             -        2,240        269
  Accrued expenses and other payables        -            66      (17,241)    (2,071)
  Due to a related company                   -             -        3,032        364
  Taxation payable                           -             -        1,432        172
                                           ----         ----      -------     ------

     Net cash provided by operating
      activities                             -             -        3,043        366
                                           ----         ----      -------     ------

Cash flows from investing activities:

Investment deposits                          -             -      (31,548)    (3,792)
Acquisition of property, plant and
 equipment                                   -             -       (8,218)      (988)
Establishment of a joint venture
 (Note 19)                                   -             -        3,111        375
Effect of translation adjustments            -             -           24          3
                                           ----         ----       ------      -----

     Net cash used in investing
      activities                             -             -      (36,631)    (4,402)
                                           ----         -----      ------      -----

                                                               (To be continued)

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                           1994       1995             1996
                                          Rmb'000    Rmb'000    Rmb'000     US$'000


Cash flows from financing activities:

Issuance of common stock                  -          -               2          -
Loan, subsequently capitalized
 by issuance of preferred stock
 (Note 18)                                -          -          49,920      6,000
Cost for issuance of stock                -          -          (8,131)      (978)
Forgiveness of interest by a
 joint venture partner                    -          -           1,814        218
                                        ----       ----         ------      -----

     Net cash provided by financing
      activities                          -          -          43,605      5,240
                                        ----       ----         ------      -----

     Net increase in cash                 -          -          10,017      1,204

Cash as of beginning of year              -          -               -          -
                                        ----       ----         ------      -----

Cash as of end of year                    -          -          10,017      1,204
                                        ====       ====         ======      =====



   The accompanying notes are an integral part of these financial statements.


------------------------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") for the convenience of the readers, which has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997 of US$1.00=Rmb8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                            Series A
                            convertible          Series B
                            and redeemable      supervoting                                                      Accumu-    Cumula-
                            preferred stock    preferred stock         Common stock                               lated      tive
                            ---------------   ----------------     ------------------   Additional               deficit   transla-
                            Number of         Number of            Number of             paid-in     Dedicated   Retained  tion ad-
                             shares  Amount    shares   Amount       shares    Amount    capital     capital     earnings justments
                            -------  ------   --------  ------     ---------   ------   ----------   ---------   -------  ---------
                                        Rmb               Rmb                    Rmb     Rmb'000     Rmb'000     Rmb'000    Rmb'000

Balance as of December
 31, 1993 and 1994                -     -      100,000    832      8,000,000    66,560         8          -           10      -

Net loss                          -     -            -      -              -         -         -          -          (66)     -
                              -----    --      -------    ---      ---------    ------    ------     ------       ------     ---

Balance as of
 December 31, 1995                -     -      100,000    832      8,000,000    66,560         8          -          (56)     -

Issuance of Series A
 preferred stock              6,000    50            -      -              -         -    49,920          -            -      -

Issuance of common
 stock                            -     -            -      -        200,000     1,664         -          -            -      -

Issuance costs                    -     -            -      -              -         -    (8,131)         -            -      -

Forgiveness of interest
 by a joint venture partner       -     -            -      -              -         -     1,814          -            -      -

Net income                        -     -            -      -              -         -         -          -       16,709      -

Transfer from retained
 earnings to dedicated
 capital                          -     -            -      -              -         -         -      1,752       (1,752)     -

Translation adjustments           -     -            -      -              -         -         -          -            -     24
                              -----    --      -------    ---      ---------    ------    ------      -----       ------     --

Balance as of December
 31, 1996                     6,000    50      100,000    832      8,200,000    68,224    43,611      1,752       14,901     24
                              =====    ==      =======    ===      =========    ======    ======      =====       ======     ==


   The accompanying notes are an integral part of these financial statements.

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



I.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Natural Way Technologies, Inc. ("the Company") was incorporated in the State of Nevada, United States of America on May 4, 1988 under the name of Energy Systems, Inc. It changed its name to Natural Way Technologies, Inc. with effect from June 26, 1996.

Acquisition of subsidiary

On June 30, 1996, the Company entered into an agreement with Beautimate Group Limited ("BGL"; a company incorporated in the British Virgin Islands) and Ongoing Limited ("OL"; a company incorporated the British Virgin Islands) to acquire from them 100% interest in China Medical Development Company Limited ("CMDC"; a company incorporated in the British Virgin Islands) by issuing to (i) BGL 6,900,000 shares of common stock, 100,000 shares of Series B supervoting preferred stock, 7,000,000 Class A warrants, 7,000,000 Class B warrants and 7,000,000 Class C warrants, and (ii) OL 100,000 shares of common stock. BGL is owned by New Silver Eagles Holdings Limited (a company incorporated in the British Virgin Islands), which is beneficially owned by Yat-hung Yiu and Yat-on Yiu, directors of the Company, and certain family members of Yat-hung Yiu. OL is owned by Wu Guan, a director of CMDC.

CMDC and its joint venture

On March 6, 1996, CMDC entered into a joint venture agreement with Dunhua Huakang Pharmaceutical Plant ("DHPP"; a PRC state-owned company under the Dunhua Municipal Government) to establish a sino-foreign joint venture in Dunhua, Jilin Province, the People's Republic of China ("the PRC") - Dunhua Huakang Pharmaceutical Co. Ltd. ("DHPC"). Pursuant to this joint venture agreement, CMDC is required to contribute into DHPC cash of US$4,200,000 (equivalent to approximately Rmb34,860,000, determined at an exchange rate of US$1 for Rmb8.30) as its capital contribution for 70% equity interest in DHPC, while DHPP is required to contribute into DHPC production plant, including buildings and machinery, with a valuation of US$1,800,000 (equivalent to approximately Rmb14,940,000, determined at an exchange rate of US$1 for Rmb8.30) as its capital contribution for 30% equity interest in DHPC. As of December 31, 1996, CMDC and DHPP had fully paid up all of their capital contributions - CMDC's contribution in cash of US$4,200,000 has been verified by a certified public accountant in the PRC according to PRC regulations whereas DHPC's contribution has yet to be subject to such a verification.

DHPC has succeeded to certain business of manufacturing and sales of formulated Chinese medicine in the PRC previously undertaken by DHPP. In connection with the establishment of DHPC, DHPP has delivered to CMDC a guarantee that the annual net income after tax (as determined under generally accepted accounting principles in the United States of America) of DHPC for each of its first four years of operations will not be less than 25% of the net assets employed by DHPC. In the event that the net income of DHPC is below the guaranteed amount, DHPP has agreed to reallocate all or a portion of its entitlement to the net income of DHPC to CMDC or make payments to CMDC so as to cover any shortfall with respect to CMDC's share of the net income. In addition, DHPP has transferred into DHPC additional operating assets and liabilities with an estimated valuation of approximately Rmb35,450,000 in return for an unsecured receivable from DHPC, which bears interest at 5.5% per annum. DHPP has also given a guarantee to CMDC to transfer DHPP's accounts receivable as of December 31, 1995 back to DHPP if such accounts receivable are not realized in cash by June 30, 1997.

The other key provisions of the joint venture agreement include:

     the joint venture period is 30 years from March 1996 to March 2026; and

     the Board of Directors of DHPC consists of seven members, with four designated by CMDC and three designated by DHPP.

2.   SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1996 were as follows:

                                           Percentage of
                           Place of       equity interest
        Name            Incorporation          held         Principle activities
--------------------    ---------------   ---------------   --------------------
China Medical'
 Development Company
 Limited ("CMDC")        The British
                         Virgin Islands        100%         Investment holding

Dunhua Huakang
 Pharmaceutical Co.
 Ltd. ("DHPC")           The PRC                70%         Manufacturing and
                                                            sales of formulated
                                                            Chinese medicine in
                                                            the PRC

3.   BASIS OF PRESENTATION

The acquisition of CMDC by the Company on June 30, 1996 was treated as a recapitalization of CMDC with CMDC as the acquirer (reverse acquisition). On this basis, the historical consolidated financial statements of the Company prior to June 30, 1996 are those of CMDC and the historical shareholders' equity amounts of CMDC as of December 31, 1993, 1994 and 1995 have been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for this acquisition.

The acquisition of DHPC by CMDC on March 6, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values, and the operations of DHPC are included in the consolidated financial statements of the Company from the date of acquisition. The following is an unaudited pro forma summary of the combined results of the Company and CMDC for the year ended December 31, 1996 as if the acquisition had occurred as of January 1, 1996. The unaudited pro forma summary is not necessarily indicative either of the results of operations that would have occured had the acquisition been made as of January 1, 1996, or of the future results of operations of the combined companies.

                                                    Year ended December 31, 1996
                                                    ----------------------------
                                                       Rmb'000           US$'000

Pro forma net sales                                      86,380          10,382
Pro forma net income                                     18,028           2,167
Pro forma primary earnings per common share                1.40            0.17


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Basis of consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

     b.  Subsidiary

          A subsidiary is a company in which the Company holds, directly or indirectly, more than 50% of its issued voting share capital.

     c. Inventories

          Inventories are stated at the lower of cost, on a weighted average basis, and market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overheads.

     d.  Property, plant and equipment

         Property, plant and equipment are stated at cost. Depreciation for financial reporting purpose is provided using the straight-line method over the estimated useful lives of the assets after taking into account of the estimated residual value. The estimated useful lives are as follows: land use rights - 50 years, buildings - 20 years, machinery and equipment - 10 years, motor vehicles - 5 years, furniture and office equipment - 10 years. Gains or losses on disposals are reflected in current operations. All ordinary repair and maintenance costs are expensed as incurred.

         Construction-in-progress includes the costs of construction and interest charges arising from borrowings used to finance these assets during the period of construction. There was no interest capitalized in 1994, 1995 and 1996.

     e.  Net sales

         Net sales represent the invoiced value of goods (excluding value added tax) supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

         All of the Group's sales are made in the PRC and are subject to PRC value added tax at a rate of 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Group on purchases ("input VAT").

     f.  Income taxes

         Income tax is provided under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax is provided using the liability method. Under the liability method, deferred income tax is recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested.

     g. Foreign currency translation

         The Company considers Renminbi ("Rmb") as its functional currency as most of the Group's business activities are based in Renminbi.

         The translation of the financial statements of group companies into Renminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. The net gain from foreign currency transactions included in the results of operations for the years ended December 31, 1994, 1995 and 1996 were approximately nil, nil and Rmb3,000, respectively.

     h.  Earnings per common share

         The computation of primary earnings per common share is based on the weighted average number of shares of common stock outstanding and common stock equivalents arising from exercise of warrants and conversion of convertible preferred stock based on the average market price of common stock during the year. Earnings per common share assuming full dilution is determined by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents arising from exercise of warrants and conversion of convertible preferred stock based on the market price of common stock as of the balance sheet date.

         The supplementary earnings per commnon share is determined by dividing the net income by the weighted average number of shares of common stock outstanding without taking into account any common stock equivaltents arising from exercise of warrants and conversion of convertible preferred stock.

     i.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

5.  ACCOUNTS RECEIVABLE

Accounts receivable comprised:

                                           1995                  1996
                                         -------        ---------------------
                                         Rmb'000        Rmb'000       US$'000

Trade receivables                            -           74,480        8,952

Less: Allowance for doubtful accounts        -             (947)        (114)
                                           ----          ------        -----
                                             -           73,533        8,838
                                           ====          ======        =====

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits comprised:

                                           1995                 1996
                                         -------        ---------------------
                                         Rmb'000        Rmb'000       US$'000

Advances to employees for
 business trips                                -         2,123           255

Deposits for purchase of raw materials         -           160            19
Prepayments                                    -           324            39
                                             ----       ------           ---
                                               -         2,607           313
                                             ====       ======           ===

7.  INVENTORIES

Inventories comprised:

                                           1995                  1996
                                         -------        ---------------------
                                         Rmb'000        Rmb'000       US$'000

Raw materials                               -             3,190          383
Work-in-process                             -               367           44
Finished goods                              -             2,356          283
                                          ----            -----          ----

                                            -             5,913          710
                                          ----            -----          ---

Less: Allowance for obsolete and
 slow-moving items                          -              (295)         (35)
                                          ----            -----          ---
                                            -             5,618          675
                                          ====            =====          ===

8.  INVESTMENT DEPOSITS

Investment deposits comprised:

                                             1995               1996
                                            -------     ----------------------
                                            Rmb'000     Rmb'000        US$'000

Deposit with China Food and
Beverage Industrial Co. Limited (a)           -         11,648          1,400
Deposit with Simple Win Investment
 Limited (b)                                  -         19,900          2,392
                                             ---        ------          -----

                                              -         31,548          3,792
                                             ===        ======          =====

a. This represents a deposit paid to China Food and Beverage Industrial Co. Limited ("CFBI"; a company beneficially owned and controlled by Yat-hung Yiu, a director of the Company) for granting the Company with an exclusive right to ascertain the feasibility of acquiring not less than 50% equity interest in CFBI. CFBI is negotiating with an unrelated PRC party to establish a joint venture to produce beverage products in the PRC. The Company has to make an investment decision by June 30, 1997. In the event that the Company decides not to invest, CFBI has agreed to repay the deposit in full together with accrued interest thereon commencing from January 1, 1997 at 8% per annum.

b. This represents a deposit paid to Simple Win Investment Limited ("SWI"; an unrelated entity) for acquiring 100% interest in Asia First Pharmaceutical Investment Ltd. ("AFPI"; a company incorporated in the British Virgin Islands), which has a 90% equity interest in Jilin Huajia Pharmaceutical Company Limited ("JHP"; a sino-foreign joint venture established in Meihekou, Jilin Province, the PRC). JHP is principally engaged in the manufacturing and sales of formulated Chinese medicine in the PRC. According to a letter of intent dated May 15, 1996 between the Company and SWI, the Company has an option through June 30, 1997 to determine whether it will proceed or withdraw from such an acquisition after conducting a due diligence exercise. In the event that the Company decides to withdraw from the acquisition, the deposit will be refunded without interest.

     The Company's directors consider that the Group could realize such deposits through investments in the aforementioned companies or the Group could recover the deposits if the Group decides to withdraw from the acquisitions.

9.   DEFERRED VALUE ADDED TAX RECOVERABLE

Deferred value added tax ("VAT") recoverable arose from a change in the PRC tax system and regulations effected January 1, 1994, and was determined at 14% of the balance of DHPP's inventories as of January 1, 1994. This is part of the operating assets transferred by DHPP into DHPC in connection with the establishment of DHPC (see Note 1). Pursuant to a directive issued by the PRC State Tax Bureau, the amount of deferred VAT recoverable outstanding at January 1, 1995 can be utilized to offset net VAT payable over a period of five years, with the exact amount of annual utilization varies from 15% to 20% of the balance outstanding as of January 1, 1995 as determined by individual local tax bureaus. The amount utilized in 1996 was approximately Rmb338,000.

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised:

                                          1995                  1996
                                        Rmb'000         Rmb'000       US$'000

Land and buildings in the PRC                -           16,119        1,938
Machinery and equipment                      -            6,236          750
Motor vehicles                               -              916          110
Furniture and office equipment               -              353           42
Construction-in-progress:
Buildings in the PRC                         -              867          104
                                           ---           ------        -----

                                             -           24,491        2,944

Less: Accumulated depreciation               -             (965)        (116)
                                           ---           ------        -----

                                             -           23,526        2,828
                                           ===           ======        =====

The Group's buildings are located on land in the PRC granted under a land use right for a term of 50 years.

11.  ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables comprised:

                                       1995                 1996
                                     -------       ---------------------
                                     Rmb'000       Rmb'000       US$'000

Accrual for operating expenses
-  Sales commissions                    -             601           72
-  Advertising and promotional
    expenses                            -           1,495          180
-  Salaries and wages                   -             865          104
-  Interest expenses                    -             348           42
-  Legal fees                           -             269           32
-  Stock issuance costs                 -           1,997          240
-  Others                              66           1,477          177

Provision for funds
-  Salary and welfare fund (a)          -             472           57
-  Housing fund (b)                     -             238           29
                                      ---           -----          ---

                                       66           7,762          933
                                      ===           =====          ===

a. Salary and welfare fund is provided at 2% of net income of DHPC, as determined by DHPC's board of directors according to PRC regulations (see
     Note 15). The fund is for the payment of non-recurring bonus and welfare expenses of employees.

b. Housingfund is provided at Rmb98 per employee of DHPC in the PRC in accordance with PRC regulations. The fund is for the repair and maintenance of staff quarters.

12.  PAYABLE TO A joint venture partner

This represents payable by DHPC to DHPP for the operating assets and liabilities transferred into DHPC (see Note 1) together with accrued interest thereon. The payable is unsecured and bears interest at 5.5% per annum. Total interest accrued on this payable in 1996 amounted to approximately Rmb1,814,000. DHPP has forgiven its entitlement to the 1996 interest of Rmb1,814,000, and such foregiveness is accounted for as a capital contribution from DHPP and recorded as additional paid-in capital. In addition, DHPP has agreed not to demand repayment until the Group is financially capable to do so.

13.  CAPITAL STOCKS AND WARRANTS

a.   Common stock

     The Company's authorized common stock is 50,000,000 shares with par value of US$0.001 each. In 1996, the Company sold 200,000 shares of common stock, par value US$0.001 each, for US$200, and issued 7,000,000 shares of common stock, par value US$0.001 each, in connection with its acquisition of CMDC (see Note 1).

b.   Preferred stock

     Effective from May 13, 1996, the Company authorized the creation of 5,000,000 shares of preferred stock with par value US$0.001 each and authorized the Company's board of directors to assign such shares to different series and to fix the related designation, powers, preferences and rights of the shares.

     (i)  Series A convertible and redeemable preferred stock

          In 1996, the Company sold 6,000 shares of Series A convertible and redeemable preferred stock, par value US$0.001 each, for US$6,000,000 (equivalent of Rmb49,920,000) by capitalizing a loan of the same amount. The Series A convertible and redeemable preferred stock carries preferential rights to dividends and distributions convertible and redeemable upon liquidation. Each share of the Series A convertible and redeemable preferred stock is convertible into common stock with the number of shares of common stock determined by 1,000 divided by a conversion factor. The conversion factor equals the lesser of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion or US$1.00. The outstanding Series A convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days of notice at a price equal to US$1,000 per share plus any accrued dividends. No Series A convertible and redeemable preferred stock has been converted or redeemed.

     (ii) Series B supervoting preferred stock

          In 1996, the Company issued 100,000 shares of Series B supervoting preferred stock, par value US$0.001 each, in connection with its acquisition of CMDC (see Note 1). The series B supervoting preferred stock carries preferential rights to dividends and distributions upon liquidation. These 100,000 shares of Series B supervoting preferred stock carry superior voting rights, which account for 30% of the total voting rights of the Company on all corporate matters.

b.   Preferred stock (Cont'd)

     (iii) Series C convertible and redeemable preferred stock

          The Company has authorized the creation of 10,000 shares of Series C convertible and redeemable preferred stock, par value US$0.001 each. The Series C preferred stock carries preferential rights to dividends and distributions upon liquidation. Each share of the Series C convertible and redeemable preferred storck is convertible into common stock with the number of shares of common stock determined by 1,000 divided by a conversion factor. The conversion factor is equal to the lesser of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion or US$3.00. The outstanding Series C convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days of notice at a price equal to US$1,000 per share plus any accrued dividends. No Series C convertible and redeemable preferred stock has been issued.

c.   Warrants

     In 1996, the Company issued 7,000,000 Class A warrants, 7,000,000 Class B warrants and 7,000,000 Class C warrants in connection with its acquisition of CMDC (see Note 1). Each of the Class A warrants is exercisable at a price of US$3.00 in exchange for one share of common stock of the Company at any time up to June 30, 1998; each of the Class B warrants is exercisable at a price of US$4.00 in exchange for one share of common stock of the Company at any time up to June 30, 2000; and each of the Class C warrants is exercisable at a price of US$5.00 in exchange for one share of common stock of the Company at any time up to June 30, 2002. The Company's management believes that the exercise prices of the warrants issued exceed the fair market value of the Company's common stock on the date of issuance of the warrants. No warrants has been exercised.

14.  TAXATION

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The British Virgin Islands subsidiary, CMDC, is incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, is exempted from payment of the British Virgin Islands income taxes. The joint venture enterprise established in the PRC, DHPC, is subject to PRC income taxes at a rate of 33% (30% state unified income tax and 3% local income tax). However, it is exempted from state unified income tax and local income tax for two years starting from the first year of profitable operations and then is subject to a 50% reduction in state unified income tax for the next three years. The first profitable year for DHPC was the year ended December 31, 1996.

If the tax holiday for DHPC did not exist, the Group's income tax expenses (net of minority interest) would have been increased by approximately Rmb5,782,000 for the year ended December 31, 1996. Earnings per common share for the year ended December 31, 1996 would have been approximately Rmb1.16.

The Company has not provided for income taxes on the undistributed earnings of its international subsidiaries because the earnings are reinvested and, in the opinion of management, will continue to be reinvested in the foreseeable future.

The reconciliations of the United States federal income tax rate to the effective income tax rate based on the income (loss) before provision for income taxes stated in the consolidated statements of operations is as follows:

                                              Years ended December 31,
                                          ----------------------------------
                                          1994           1995           1996
                                          ----           ----           ----

U.S. federal income tax rate                -              -             35%
Effect of different tax rates
 in foreign jurisdictions                                                (2%)
Effect of tax exemption for DHPC            -              -            (33%)
                                           ---            ---           -----

Effective income tax rate                   -              -              -
                                           ===            ===           =====

Taxation payable comprised:

                                                 December 31,
                                          1995                 1996
                                        Rmb'000        Rmb'000       US$'000

Value added tax                             -           13,616        1,637
Others                                      -               32            3
                                           ---          ------        -----

                                            -           13,648        1,640
                                           ===          ======        =====

15.  DISTRIBUTION OF INCOME

At present, substantially all of the Group's income is contributed by its 70% owned joint venture enterprise in the PRC, DHPC.

Income of DHPC as determined under generally accepted accounting principles in the PRC is distributable to its joint venture partner after transfer to (i) contributory dedicated capital as required under PRC government regulations and the Company's articles of association, and (ii) discretionary dedicated capital as determined by the Company's board of directors. Contributory dedicated capital is a form of legal reserve fund. Discretionary dedicated capital includes salary fund and staff welfare fund. Contributory and discretionary dedicated capital is not distributable in the form of dividends. In the Company's financial statements prepared under generally accepted accounting principles in the United States of America, amounts designated for payments of employee salary and welfare have been charged to income and the related provisions are reflected as accrued liabilities in the consolidated balance sheets.

The income of DHPC available for distribution to its joint venture partner is based on the income reported in its statutory accounts prepared under generally accepted accounting principles in the PRC. This differs from the amount reported under generally accepted accounting principles in the United States of America. As of December 31, 1996, such difference was insignificant.

16.  RETIREMENT PLAN

As stipulated by PRC regulations, DHPC maintains a defined contribution retirement plan for all its employees. All retired employees of DHPC are entitled to an annual pension equal to their basic annual salary at retirement. DHPC contributes to a state sponsored retirement plan approximately 21.5% of the basic salary of its employees, and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. The contributions made in 1996 amounted to approximately Rmb282,000.

17.  RELATED PARTY TRANSACTIONS

Name and relationship of related parties:

    Name of related parties            Existing relationships with the Company
----------------------------------    ------------------------------------------

Mr. Yat-hung Yiu                      Director

New Silver Eagle Holdings Limited
 - Hong Kong                          Common directors with the Company

Huakang Headquarters                  Common directors with the joint venture
                                      partner, DHPP (see Note 1)

Beautimate Group Limited              Shareholder (see Note 1)

Ongoing Limited                       Shareholder (see Note 1)

Summary of related party balances and transactions is as follows:


                                     1995                  1996
                                    -------        ----------------------
                                    Rmb'000        Rmb'000        US$'000

Due from a related company
- Huakang Headquarters                  -            4,159          500

Due from shareholders
- Beautimate Group Limited             59                -            -
- Ongoing Limited                      25                -            -

Due from a director
- Yat-hung Yiu                          -               75            9

Due to a related company
- New Silver Eagle Holdings
   Limited - Hong Kong                  -            3,412          410

Interest expense paid to
  related companies
- Huakang Headquarters                  -              283           34
- DHPP (Note12)                         -            1,814          218

Management fee paid to a related
 company
- Huakang Headquarters                  -            1,093          131
                                       ===           =====          ===

In 1996, DHPC and Huakang Headquarters undertook a joint advertisement program with total advertising expenses amounting to approximately Rmb17,874,000, of which approximately Rmb7,440,000 was allocated to and absorbed by Huakang Headquarters.

The balances with a director, shareholders and a related company as listed above are unsecured, non-interest bearing and without pre-determined repayment terms.

18.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a.  Cash paid (received) for interest comprised:

                         1995                       1996
                        -------           ------------------------
                        Rmb'000           Rmb'000          US$'000

Interest paid              -                 65                8
                         -----             -----             ----

Interest received          -               (520)             (63)
                         =====             =====             =====

b.  Supplementary disclosure of non-cash investing activities:

     (i)  In conjunction  with the  establishment of DHPC, the PRC joint venture
          partner,    DHPP,   transferred   the   following   operating   assets
          (liabilities) into DHPC:

                                                   Rmb'000

Cash                                                 3,111
Accounts receivable                                 56,187
Due from related companies                           8,752
Prepayments and deposits                             3,537
Inventories                                          5,490
Deferred value added tax recoverable                 1,349
Property, plant and equipment                       18,157
Short-term borrowings                                  (37)
Accounts payable                                    (6,776)
Accrued expenses and other payables                (24,900)
Due to related companies                              (380)
Taxation payable                                   (12,216)
                                                   --------

                                                    52,274

Less: Negative goodwill adjusted against
 property, plant and equipment                      (1,884)
                                                   --------

                                                    50,390
                                                   ========

b.   Supplementary disclosure of non-cash investing activities : (Cont'd)

     (i) Cont'd

                                                             Rmb'000

Represented by -
Capital contribution by DHPP into DHPC (see Note 1)           14,940

Payable to DHPP (see Note 1)                                  35,450
                                                              ------

                                                              50,390
                                                              ======

Cash inflow resulting from the establishment of DHPC           3,111
                                                              ======

     (ii) On June 30, 1996, the Company acquired 100% interest in CMDC by issuing 7,000,000 shares of common stock, 100,000 shares of Series B preferred stock, 7,000,000 Class A warrants, 7,000,000 Class B warrants and 7,000,000 Class C warrants (see Note 1). In addition, the Company capitalized a loan amounting to Rmb49,920,000 by issuance of 6,000 shares of Series A convertible and redeemable preferred stock (see Note 13 b (i)).

19.  OPERATING RISKS

a.   Dependence on strategic relationship

     The Group conducts its manufacturing operations through a joint venture with DHPP, a PRC state-owned enterprise (see Note 1). The deterioration of this strategic relationship may have an adverse effect on the operations of the Group.

b.   Limited product types

     Substantially all of the Group's sales were derived from two products in 1996.

c.   Concentration of credit risk and major customers

     The Group's concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Group's customer base. There were no customers which represented a significant concentration of sales for 1996, or trade receivables as of December 31, 1996. Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The Group maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

d.   Concentration of suppliers

     Details of the suppliers accounting for more than 10% of the Group's purchases are as follows:

                                             Percentage of purchases for
                                              years ended December 31,
                                          ---------------------------------
                                          1994           1995          1996
                                          ----           ----          ----

China Herbal Limited(pound)(C)              -              -            20%
                                          ====           ====          ====

e.   Country risk

     As substantially all of the Group's operations are conducted in the PRC, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, a significant portion of the Group's revenue is denominated in Renminbi ("Rmb") which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

20.  OTHER SUPPLEMENTAL INFORMATION

                                     Years ended December 31,
                           -----------------------------------------------
                            1994          1995                1996
                           -------      -------      ---------------------
                           Rmb'000      Rmb'000      Rmb'000       US$'000

Provision for
 doubtful debts               -            -            947          114

Write-back of allowance
 for obsolete and slow-
 moving inventories           -            -           (527)         (63)

Advertising expenses          -            -         10,434        1,254
                            =====        =====       ======        =====