Form 10KSB/A
period 1996-12-31
NATURAL WAY TECHNOLOGIES INC
filed 1997-05-14
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from         to         .
                                            ---------  ---------

                           Commission File No. 1-12293

                         NATURAL WAY TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                       87-0394313
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     Transitional Small Business Disclosure Format: Yes     No  X
                                                       -----  -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS...............................        1
     ITEM 2.  DESCRIPTION OF PROPERTIES.............................        8
     ITEM 3.  LEGAL PROCEEDINGS.....................................        8
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...        9

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS...............................................        9
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................        9
     ITEM 7.  FINANCIAL STATEMENTS..................................       13
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE................       13

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT...................................       14
     ITEM 10. EXECUTIVE COMPENSATION................................       14
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT........................................       14
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........       14
     ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K......................       15

              SIGNATURES............................................       16

              FINANCIAL STATEMENTS..................................      F-1

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 13 of this Form 10-KSB.

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

     On June 30, 1996, China Medical completed a "reverse acquisition" (the "Exchange") of Energy Systems, Inc. ("ESI"), a U.S. public company. ESI had no operations prior to the Exchange but was a publicly held shell which was seeking an operating business to acquire. Pursuant to the terms of the Exchange, ESI acquired 100% of the outstanding shares of China Medical in exchange for 7,000,000 shares of common stock and 100,000 shares of Series B preferred stock of ESI. As a condition of the Exchange, ESI agreed to contribute $4,200,000 to China Medical. ESI issued a total of 6,000 shares of Series A convertible preferred stock for $6,000,000 and contributed a portion of the proceeds of such offering to China Medical in order to meet such funding requirements. Following the Exchange, ESI changed its name to Natural Way Technologies, Inc. and management of China Medical assumed control of the Company. As used herein, references to the Company include Natural Way Technologies, Inc., its wholly-owned subsidiary, China Medical, and China Medical's 70% interest in the Pharmaceutical Joint Venture.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 13 of this Form 10-KSB.

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

     On June 30, 1996, China Medical completed a "reverse acquisition" (the "Exchange") of Energy Systems, Inc. ("ESI"), a U.S. public company. ESI had no operations prior to the Exchange but was a publicly held shell which was seeking an operating business to acquire. Pursuant to the terms of the Exchange, ESI acquired 100% of the outstanding shares of China Medical in exchange for 7,000,000 shares of common stock and 100,000 shares of Series B preferred stock of ESI. As a condition of the Exchange, ESI infused $4,200,000 into China Medical and ESI issued a total of 6,000 shares of Series A convertible preferred stock for $6,000,000 in order to meet such funding requirements. Following the Exchange, ESI changed its name to Natural Way Technologies, Inc. and management of China Medical assumed control of the Company. As used herein, references to the Company include Natural Way Technologies, Inc., its wholly-owned subsidiary, China Medical, and China Medical's 70% interest in the Pharmaceutical Joint Venture.

     The acquisition of China Medical by ESI on June 30, 1996 was treated as a recapitalization of China Medical with China Medical as the acquirer (reverse acquisition). On this basis, the historical consolidated financial statements of the Company prior to June 30, 1996 are those of China Medical and the historical shareholders' equity amounts of China Medical as of December 31, 1993, 1994 and 1995 have been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for this acquisition.

     The acquisition of China Medical's interest in the Pharmaceutical Joint Venture on March 6, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values, and the operations of the Pharmaceutical Joint Venture are included in the consolidated financial statements of the Company from the date of acquisition.

Results of Operations

     The following table sets forth certain items from the Consolidated Statements of Income, and expressed as a percentage of net sales, for the year ended December 31, 1996 and pro forma information reflecting the operations of DHPP for the year ended December 31, 1995:

                                                                Pro Forma
                                              1996                1995
                                        -----------------    ------------------
                                        Amount    Percent    Amount     Percent
                                        $'000                $'000
Net sales............................   9,655     100.0%     10,348     100.0%
Cost of sales........................   2,194      22.7       2,683      25.9
                                       ------     -----      ------     -----
Gross profit.........................   7,461      77.3       7,665      74.1
Selling expense......................   2,085      21.6       1,710      16.5
General and administrative expense...   2,259      23.4       2,654      25.6
Other expenses, net..................     206       2.1         (13)     0.0
                                       ------     -----       -----     -----
Income before taxes and
 minority interest...................   2,911      30.2       3,314      32.0
Provision for income taxes...........       -         -         120       1.2
                                       ------     -----       -----     -----
Income before minority interest......   2,911      30.2       3,194      30.8
Minority interest....................     903       9.4           -         -
                                       ------     -----       -----     -----
Net income...........................   2,008      20.8%      3,194      30.8%
                                       ======     =====       =====     =====

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

     General and Administrative Expense. General and administrative expenses ("G&A") during 1996 totaled $2.3 million (23.4% of net sales) as compared to $2.7 million (25.6% of pro forma net sales) during 1995. The decrease in G&A was attributable to a reduction in the number of employees which was partially offset by higher per employee salaries and wages resulting from conversion from a state-owned enterprise to a sino-foreign joint venture

     Other Expense, Net. Other expense, net, during 1996 totaled $206,000 as compared to net other income of $13,000 during 1995. Other expense during 1996 consisted primarily of net interest expense of $196,000 which was attributable to amounts payable to DHPP pursuant to the joint venture agreement in exchange for certain assets contributed to the Pharmaceutical Joint Venture.

     Income Taxes. The Company had no income tax provision for 1996 as compared to $120,000 during 1995. The decrease in income tax provision for 1996 was attributable to a tax holiday granted by the PRC government for the first two years of profitable operations of the Pharmaceutical Joint Venture.

     If the tax holiday for the Pharmaceutical Joint Venture did not exist, the Company's income tax expense (net of minority interest) would have been increased by approximately Rmb 5,782,000 (US$695,000) for the year ended December 31, 1996.

     Minority Interests. Minority interest, totaling $0.9 million in 1996, represents the allocable share of income or loss attributable to the 30% share of the Pharmaceutical Joint Venture not owned by the Company. On a pro forma basis, the minority interest would have been $0.96 million for 1995.

     Earnings Per Share. Primary and fully diluted earnings per common share, as reported in the financial statements, of $0.16 and $0.15, respectively, reflect the effects of certain common stock equivalents, including 21,000,000 warrants originally issued in connection with the Exchange. Subsequent to the date of the Company's financial statements, the Company retroactively cancelled the 21,000,000 warrants issued in connection with the Exchange. Had those warrants been cancelled prior to the date of the Company's financial statements, the weighted average shares outstanding for both primary and fully diluted earnings per common share purposes would have decreased to 11,133,880 and primary and fully diluted earnings per share would have increased to $0.18.

Liquidity and Capital Resources

     At December 31, 1996, the Company had a working capital balance of $7.5 million and a cash balance of $1.2 million as compared to working capital of $3.8 million and a cash balance of $0.4 million at December 31, 1995. The change in working capital and cash balances was attributable to a combination of (i) cash flows from profitable operations, (ii) the receipt of $5.0 million of net proceeds from the sale of convertible preferred stock during 1996 and (iii) the use of such funds for the acquisition of property, plant and equipment, the establishment of the Pharmaceutical Joint Venture and deposits on two proposed acquisitions.

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

     During 1996, the Company issued 6,000 shares of Series A convertible preferred stock raising approximately $5.0 million net of offering costs of approximately $978,000, all of which shares remained outstanding and convertible into Common Stock at December 31, 1996. Each share of Series A convertible preferred stock is convertible into common stock with the number of shares of common stock determined by dividing 1,000 by a conversion factor equal to the lesser of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion or $1.00. The Series A convertible preferred stock is redeemable at the option of the Company at any time after December 31, 1997 on ten days notice at $1,000 per share plus any accrued dividends.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                         Description of Exhibit
     -------                        ----------------------

     2.1 Acquisition Agreement dated June 3, 1996 between Energy Systems, Inc. and China Medical Development Co. Ltd. (1)
     2.2* Amendment to Acquisition Agreement
     3.1  Amended and Restated Articles of Incorporation (2)
     3.2  Bylaws, as amended to date (2)
     4.1  Certificate of Designation for Series A Convertible  Preferred  Shares
          (2)
     4.2  Certificate of Designation for Series B Convertible  Preferred  Shares
          (2)
     4.3  Certificate of Designation for Series C Convertible  Preferred  Shares
          (2)
     10.1 Conditional Acquisition Agreement between Natural Way Technologies, Inc. and China Food and Beverage Industrial Company Limited (2)
     10.2*Letter of Intent dated May 15, 1996 between Natural Way  Technologies,
          Inc. and Simple Win Investment Ltd.
     16.1 Letter from D. Brian Macbeth relating to change of independent accountants (1)
     21.1* Subsidiaries of Registrant
     27.1* Financial Data Schedules

------------------------
*    Previously filed
(1) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K/A dated June 30, 1996.
(2) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATURAL WAY TECHNOLOGIES, INC.



                                    By:  /s/ Yiu Yat Hung
                                       -----------------------------------------
                                        Yiu Yat Hung
                                        Chief Executive Officer


Dated:  April 30, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                             Date
    ---------

 /s/ Yiu Yat Hung       Chief Executive Officer and Chairman      April 30, 1997
---------------------   of the Board of Directors (Principal
Yiu Yat Hung            Executive Officer)


 /s/ Yiu Yat On         Vice Chairman, Vice President and         April 30, 1997
---------------------   Director
Yiu Yat On


 /s/ Yao Yi Le          Treasurer and Director                    April 30, 1997
---------------------
Yao Yi Le


 /s/ Yao Su Zhen        Director                                  April 30, 1997
---------------------
Yao Su Zhen


 /s/ Yao Yi Ming        Chief Operating Officer and Director      April 30, 1997
---------------------
Yao Yi Ming


/s/ Ken Kangmao Wang    Chief Financial Officer (Principal        April 30, 1997
---------------------   Financial and Accounting Officer)
Ken Kangmao Wang

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                         Page

Report of Independent Public Accountants.............................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995.........    F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 1996, 1995 and 1994....................................    F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994....................................    F-5

Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 1996, 1995 and 1994..............................    F-7

Notes to Financial Statements........................................    F-8

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