Form 10QSB
period 1997-03-31
NATURAL WAY TECHNOLOGIES INC
filed 1999-12-08
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to              .
                                              -----------  --------------

                           Commission File No. 1-12293


                         NATURAL WAY TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         87-0394313
--------------------------------                --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
 incorporation or organization)


          One World Trade Centre, Suite 7865, New York, New York 10048
          ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 938-0574
                           ---------------------------
                           (Issuer's telephone number)


             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                                                      --   ---


     As of May 15, 1997, 10,200,000 shares of Common Stock of the issuer were outstanding.

                         NATURAL WAY TECHNOLOGIES, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1997 and
           December 31, 1996.............................................   3

           Consolidated Statements of Operations - For the three
           month periods ended March 31, 1997 and 1996...................   4

           Consolidated Statements of Cash Flows - For the three
           month periods ended March 31, 1997 and 1996...................   5

           Notes to Consolidated Financial Statements....................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   6

PART II - OTHER INFORMATION..............................................   7

SIGNATURES...............................................................   8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                   (Amounts expressed in United States $`000)


                                                     March 31, 1997    December 31, 1996
                                                     --------------    -----------------

ASSETS:
Current Assets:
     Cash                                          $        52         $     1,204
     Accounts Receivable, net                            9,583               8,838
     Other Receivable, net                               1,731                   -
     Prepayments and Deposits                              831                 313
     Inventories                                           595                 675
     Amount Due From Related Company                         9                   9
     Amount Due From Companies Related to
       Joint Venture Partners                              434                 500
                                                      --------             -------
         Total Current Assets                           13,235              11,539
                                                      --------             -------
Deferred Value Added Taxes Recoverable                     162                 122
Investment Deposit                                       3,792               3,792
Property, Plant and Equipment, net                       2,246               2,828
                                                      --------             -------
         Total Assets                              $    19,435         $    18,281
                                                      ========             =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
     Short Term Borrowings                         $       437         $     1,084
     Accounts Payable and Accruals                       1,871                 933
     Loans From Related Company                            944               1,640
     Taxes Payable                                       1,857                 410
                                                      --------             -------
     Total Current Liabilities                           5,109               4,067
                                                      --------             -------
Payable To Joint Venture Partners                        4,459               4,261
                                                      --------             -------
Minority Interest                                        1,985               2,698
                                                      --------             -------
Shareholders' Equity
Common stock, par value, $0.001;
  authorized 50,000,000 shares,
  outstanding 10,200,000 shares at March 31,
  1997 and 8,200,000 shares at December 31,
  1996                                                      10                   8
Preferred stock, Series A convertible and
  redeemable, par value $.001; authorized
  15,000 shares, outstanding 4,000 shares
  at March 31, 1997                                          -                   -
Preferred stock, Series B super voting,
  par value $.001, 100,000 shares issued
  and outstanding as of December 31, 1996
  and March 31, 1997                                         -                   -
Additional paid-in capital                               5,025               5,242
Retained earnings                                        2,929               1,791
Dedicated capital                                           39                 211
Cumulative translation adjustments                        (121)                  3
                                                      --------             -------
     Total Shareholders' Equity                          7,882               7,255
                                                      --------             -------
     Total Liabilities and Shareholders' Equity    $   19,435          $    18,281
                                                      ========             =======




      See accompanying notes to condensed consolidated financial statements

                NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                   (Amounts expressed in United States $`000)

                                                    Three Months Ended March 31,
                                                      1997               1996
                                                     ------             ------

Net Sales                                          $  2,714            $      0
Cost of Goods Sold                                      728                   0
                                                    --------             -------
     Gross Profit                                     1,986                   0
                                                    --------             -------
Selling, General and Administrative Expenses         (1,424)                  0
Other Incomes, net                                        9                   0
                                                    --------             -------
Income Before Taxes                                     571                   0
Provisions for Income Taxes                               0                   0
                                                    --------             -------
Income before minority interest                         571                   0
Minority Interest                                       151                   0
                                                    --------             -------

Net Income                                         $    420            $      0
                                                    ========             =======

Net Income Per Common Share                        $    .04            $      -
                                                    ========             =======
Weighted Average Number of
Shares Outstanding                               10,200,000           1,000,000
                                                 ===========          ==========

         NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                   (Amounts Expressed in United States $`000)


                                                                    Three Months Ended March 31,
                                                                      1997               1996
                                                                     ------             ------

Cash flows from operating activities:
Net Income                                                         $    420             $    0
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                                          (22)                 0
  Minority Interest                                                    (713)                 0
(Increase) Decrease in operating assets
   Accounts receivable                                                 (745)                 0
   Inventories                                                           80                  0
   Other receivable                                                  (1,731)                 0
   Prepayments and deposits                                            (518)                 0
   Amount due from companies related to joint venture partners           66                  0
   Deferred value added tax recoverable                                 (40)                 0
Increase (Decrease) in operating liabilites
   Short-term borrowings                                               (647)                 0
   Accounts payable and accruals                                        938                  0
   Amount due to a related company                                     (696)                 0
  Taxes payable                                                       1,447                  0
                                                                     -------             ------

Net cash provided by (used in) operating activities                  (2,161)                 0
                                                                     -------             ------

Cash flows from investing activities:
Cumulative Translation Difference                                      (124)                 0
FUND                                                                    504                  0
Proceeds from the disposal of property, plant and equipment             604                  0
                                                                     -------             ------
  Net cash provided by (used in) investing activities                   984                  0
                                                                     -------             ------

  Net increase (decrease) in cash                                    (1,152)                 0

Cash as of beginning of period                                        1,204                  0
                                                                     -------             ------
Cash as of end of period                                           $     52            $     0
                                                                     =======             ======


                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997


1.   Interim Financial Presentation

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was derived from audited financial statements and may not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

2.   Currency Presentation and Foreign Currency Translation

     The Company's financial information is presented in U.S. dollars. The translation of the financial statements of foreign subsidiaries into United States dollars is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

3.   Business and Organization

     Effective July 1, 1996, the Company acquired all of the issued and outstanding stock of China Medical Development, Co., Ltd. ("CMDC"), in exchange for 7,000,000 shares of common stock. CMDC is the owner of 70% interest in Dunhua Huakung Pharmaceutical Co., Ltd., a sino-foreign joint venture engaged in the manufacture and distribution of Chinese herbal medicine in the People's Republic of China ("PRC"). Before the acquisition of CMDC, the Company has no operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Net sales for the three months ended March 31, 1997 were $2,714,000 compared to $0 for the three months ended March 31, 1996. The increase in net sales was attributable to the acquisition of China Medical Development Co. Ltd. ("CMDC") and its joint venture interest in Dun Hua Huakung Pharmaceutical Co. Ltd. ("DHHP").

     Cost of goods sold for the three months ended March 31, 1997, increased to $728,000 from $0 for the three months ended March 31, 1996. The increase in cost of goods sold was attributable to the acquisition of CMDC.

     Selling, general and administrative expenses for the three months ended March 31, 1997, increased to $1,424,000 from $0 for the three months ended March 31, 1996. The increase in selling general and administrative expenses was attributable to the acquisition of CMDC.

     Other income for the three months ended March 31, 1997, increased to $9,000 from $0 for the three months ended March 31, 1996. The increase in other income was attributable to interest received from bank deposit.

     Minority interest represents the allocable share of income or loss attributable to the 30% share of DHHP not owned by the Company during the three months of 1997.

     Net income for the three months ended March 31, 1997, increased to $420,000 from $0 for the three months ended March 31, 1996 because of the acquisition of CMDC.

Material Changes in Financial Condition, Liquidity and Capital Resources

     As of March 31, 1997, the Company had working capital of $8.1 million and cash balances of $52,000 as compared to working capital of $3.2 million and cash balances of $1.2 million at December 31, 1996. The improvement in working capital was attributable to cash flows from profitable operations.

     As of March 31, 1997, the Company's only long-term obligation consisted of $4.5 million payable to a joint venture partner relating to the acquisition of additional operating assets from the joint venture partner.

     Management believes that with its available equity and financing sources and its existing capital, the Company has sufficient capital resources to fund its current operations for the foreseeable future.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

          1.   27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NATURAL WAY TECHNOLOGIES, INC.


Date: May 15, 1997              By: /s/ Yiu Yat Hung
                                   -------------------------------------
                                   Yiu Yat Hung, President and Principal
                                   Executive Officer



Date: May 15, 1997               By: /s/ Ken Kangmao Wang
                                   -----------------------------------------
                                   Ken Kangmao Wang, Treasurer and Principal
                                   Financial Officer