Form 10QSB
period 1997-06-30
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-04
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .


                           Commission File No. 1-12293


                         NATURAL WAY TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                        87-0394313
--------------------------------               ---------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)



            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
            ---------------------------------------------------------
                    (Address of principal executive offices)


                               011-07-55-369-9588
                            -------------------------
                           (Issuer's telephone number)

          One World Trade Centre, Suite 7865, New York, New York 10048
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     As of February 1, 2000, 3,500,000 shares of Common Stock of the issuer were outstanding.

                         NATURAL WAY TECHNOLOGIES, INC.
                         ------------------------------
                                      INDEX


                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - June 30, 1997 and
              December 31, 1996.............................................3

              Statements of Operations - For the three
              month and six month periods ended June 30, 1997 and 1996......5

              Consolidated Statements of Cash Flows - For the six
              month periods ended June 30, 1997 and 1996....................6

              Notes to Consolidated Financial Statements....................7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................8

PART II - OTHER INFORMATION.................................................8
SIGNATURES..................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NATURAL WAY TECHNOLOGIES, INC.
                                 Balance Sheets
                       Expressed in United States Dollars
                                      (000)

                                                                    December 31,
                                                  June 30, 1997       1996 (1)
                                                  -------------    -------------
ASSETS
Total assets                                                 -                 -
                                                   ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                            -                 -
                                                   ============    =============
Stockholders' equity (deficit):
Preferred stock, Series A convertible and
redeemable, par value US$0.001; issued and
outstanding 6,000 as of December 31, 1996
and 3,700 shares as of June 30, 1997                         -                -

Preferred stock, Series B, supervoting par value US$0.001; issued and outstanding - 100,000 as of December 31, 1996 and June 30, 1997

Common stock, par value US$0.001; issued
and outstanding - 10,500,000 shares as of
December 31, 1996 and June 30, 1997                         10               10

Additional paid in capital                               5,922            5,922
Accumulated deficit                                     (5,932)          (5,932)
                                                   ------------    -------------
Total stockholders' equity                                   -                -
                                                   ------------    -------------
Total liabilities and stockholders' equity                   -                -
                                                   ============    =============



 The accompanying notes are an integral part of these financial statements

(1) In accordance with the Company's termination of its ownership of China Medical Development Corporation ("CMDC") and its joint venture, the following balances were removed from the original December 31, 1996 balance sheet through a noncash transaction:

                                                                          Rmb '000      US$'000

               Cash                                                        9,999        1,205
               Receivables                                                73,533        8,859
               Amounts due from related companies                          4,159          501
               Prepayments, deposits and other                             2,607          314
               Inventories                                                 5,618          677
               Investment deposits                                        19,900        2,398
               Deferred value-added tax recoverable                        1,011          122
               Property, plant and equipment                              23,526        2,834
               Accounts payable                                          (9,016)      (1,086)
               Accrued expenses and other payables                       (5,591)        (674)
               Income taxes payable                                     (13,648)      (1,644)
               Payable to a joint venture partners                      (35,450)      (4,271)
               Minority interest                                        (22,450)      (2,705)
                                                                     ------------  -----------
               Deemed dividend - terminated joint venture interests      54,198        6,530
                                                                     ============  ===========

The balance sheet as of December 31, 1996 presented on the prior page reflects this transaction and restates the original balance sheet.


    The accompanying notes are an integral part of these financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                            Statements of Operations
                       Expressed in United States Dollars
                                      (000)

                                            Three Months Ended            Six Months Ended
                                                June 30,                      June 30,
                                            1997*       1996            1997*          1996
                                           -------     ------          -------        ------

Revenues                                 $      0      $    0          $   0          $    0
Expenses:
Administrative expenses                                     0                              8
Bad debt expenses                                           0                              8
Foreign currency gain                          (3)          -             (3)              -
                                         ----------   ---------       --------        --------
Net income                               $      3     $    (0)        $    3          $   (8)
                                         ==========   =========       ========        ========
(Loss) per share                         $   (.00)    $  (.00)        $ (.00)         $ (.00)
                                         ==========   =========       ========        ========
Weighted average share outstanding     10,500,000   1,000,000     10,500,000       1,000,000
                                       ============ ===========   ============     ===========

*    Gives retroactive effect to the Termination Agreement

   The accompanying notes are an integral part of these financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                            Statements of Cash Flows
                       Expressed in United States Dollars
                                      (000)


                                                            Six Months Ended June 30,
                                                             1997*             1996
                                                            -------           -------

Cash flows from operating activities:
Net income                                                 $     3        $  (1,326)
Decrease in accrued expenses                                    (2)               8
                                                           --------        ---------
Net cash provided by operating activities                        1                0
                                                           --------        ---------
Cash flows from investing activities:
Investments in a subsidiary                                              (4,200,000)
Deposit paid                                                             (1,400,000)
Effect of translation adjustments                               (3)              (0)
                                                           --------        ---------
Net cash (used in) investing activities                         (3)      (5,600,000)
                                                           --------        ---------
Cash flows from financing activities:
Proceeds from the issuance of preferred stock - Series A                  5,600,000
Diminution of cash due to disposal of subsidiary            (1,204)               0
                                                           --------        ---------
Net cash provided by financing activities                   (1,204)       5,600,000
                                                           --------        ---------
Net increase (decrease) in cash                             (1,206)               0
Cash at beginning of period                                  1,206                0
                                                           --------        ---------
Cash at end of period                                       $    0       $        0
                                                           ========        =========

*    Restated to give retroactive effect to the Termination Agreement


    The accompanying notes are an integral part of these financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997

1.   Interim Financial Presentation

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was adjusted to give retroactive effect to the Termination Agreement and may not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1996 and the adjustments thereto because of the retroactive effect of the Termination Agreement. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

2.   Termination Agreement

     On June 6, 1997, the Company executed a Termination Agreement retroactively effective to January 1, 1997 whereby the Company divested its interest in CMDC in exchange for the return of the 7,000,000 shares of common stock and the 100,000 shares of Series B supervoting preferred stock originally issued in the Exchange. This transaction has been accounted for as a discounted operation and the results of operations have been excluded from continuing operations in the statements of operations for calendar years 1996 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Because the Termination Agreement was effective retroactive to January 1, 1997, the Company had no reported operations during the six months ended June 30, 1997 and 1996.

     The Company had no revenues for either the three months or six months ended June 30, 1997 or 1996. However, for both the three months and six months ended June 30, 1997, the Company had operating a foreign currency gain of $3,000 compared to no operating expenses or income for the corresponding period of the prior year.

     During the six months ended June 30, 1996, the Company issued 5,600 shares of Series A convertible and redeemable preferred stock, par value $0.001 each for $5,600,000. Each share of the Series A convertible and redeemable preferred stock is convertible into the lesser of (i) 1,000 shares or (ii) $1,000 divide by the average closing market price of the Company's common stock for the five days immediately preceding the date of conversion, of shares of common stock of the Company. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days notice at a price equal to $1,000 per share plus any accrued dividend. In the first quarter of 1997, 2,300 Series A convertible and redeemable preferred stock was converted into common stock.

     On June 6, 1997, the Company executed a Termination Agreement retroactively effective to January 1, 1997 whereby the Company divested its interest in CMDC in exchange for the return of the 700,000 shares of common stock and the 100,000 shares of Series B supervoting preferred stock originally issued in the Exchange. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the statements of operations for calendar years 1996 and 1997.

     Although the Company has no assets or operations, the Company believes that it will be able to find a suitable candidate with which to merge or acquire.

                           PART II - OTHER INFORMATION

Item 5. None

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

          1.   Termination Agreement

          2.   27.1 Financial Data Schedule

     b)   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NATURAL WAY TECHNOLOGIES, INC.


Date: February 3, 2000               By: /s/ Yiu Yat On
                                        ---------------------------
                                         Yiu Yat On, President


Date: February 3, 2000               By: /s/ Ma Ding Jie
                                        ---------------------------
                                         Ma Ding Jie, Chief Financial Officer