Form 10QSB/A
period 1997-06-30
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-04
CIK 862475

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


    The accompanying notes are an integral part of these financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                            Statements of Operations
                       Expressed in United States Dollars
                                      (000)

                                            Three Months Ended            Six Months Ended
                                                June 30,                      June 30,
                                            1997*       1996            1997*          1996
                                           -------     ------          -------        ------

Revenues                                 $      0      $    0          $   0          $    0
Expenses:
Administrative expenses                                     0                              8
Bad debt expenses                                           0
Foreign currency gain                          (3)          -             (3)              -
                                         ----------   ---------       --------        --------
Net income                               $      3     $    (0)        $    3          $   (8)
                                         ==========   =========       ========        ========
(Loss) per share                         $   (.00)    $  (.00)        $ (.00)         $ (.00)
                                         ==========   =========       ========        ========
Weighted average share outstanding     10,500,000   1,000,000     10,500,000       1,000,000
                                       ============ ===========   ============     ===========

*    Gives retroactive effect to the Termination Agreement

   The accompanying notes are an integral part of these financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                            Statements of Cash Flows
                       Expressed in United States Dollars
                                      (000)


                                                            Six Months Ended June 30,
                                                             1997*             1996
                                                            -------           -------

Cash flows from operating activities:
Net income                                                 $     3        $      (8)
Decrease in accrued expenses                                    (2)               8
                                                           --------        ---------
Net cash provided by operating activities                        1                0
                                                           --------        ---------
Cash flows from investing activities:
Investments in a subsidiary                                              (4,200,000)
Deposit paid                                                             (1,400,000)
Effect of translation adjustments                               (3)              (0)
                                                           --------        ---------
Net cash (used in) investing activities                         (3)      (5,600,000)
                                                           --------        ---------
Cash flows from financing activities:
Proceeds from the issuance of preferred stock - Series A                  5,600,000
Diminution of cash due to disposal of subsidiary            (1,204)               0
                                                           --------        ---------
Net cash provided by financing activities                   (1,204)       5,600,000
                                                           --------        ---------
Net increase (decrease) in cash                             (1,206)               0
Cash at beginning of period                                  1,206                0
                                                           --------        ---------
Cash at end of period                                       $    0       $        0
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