Form 10QSB
period 1997-09-30
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-04
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .


                           Commission File No. 1-12293


                         NATURAL WAY TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          87-0394313
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
            --------------------------------------------------------
                    (Address of principal executive offices)


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

                         NATURAL WAY TECHNOLOGIES, INC.

                                      INDEX


                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets - September 30, 1997 and
             December 31, 1996...............................................3

             Statements of Operations - For the three month and nine month periods ended September 30, 1997 and 1996..5

             Consolidated Statements of Cash Flows - For the nine
             month periods ended September 30, 1997 and 1996.................6

             Notes to Consolidated Financial Statements......................7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................8

PART II - OTHER INFORMATION..................................................8
SIGNATURES...................................................................9

                                                         1
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NATURAL WAY TECHNOLOGIES, INC.
                                 Balance Sheets
                       Expressed in United States Dollars
                                      (000)

                                                      September 30, December 31,
                                                          1997        1996 (1)
ASSETS
Total assets                                                   -             -
                                                       ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                              -             -
                                                       ==========     =========
Stockholders' equity (deficit):
Preferred stock, Series A convertible and
redeemable, par value US$0.001; issued and
outstanding 6,000 as of December 31, 1996
and 3,700 shares as of December 31, 1997
                                                               -             -
Preferred stock, Series B, supervoting par value US$0.001; issued and outstanding -
100,000 as of December 31, 1996 and
September 30, 1997

Common stock, par value US$0.001; issued
and outstanding  - 10,500,000 shares as of
December 31, 1996 and September 30, 1997                      10            10

Additional paid in capital                                 5,922         5,922
Accumulated deficit                                      (5,932)       (5,932)
                                                       ----------     ---------
Total stockholders' equity                                     -             -
                                                       ----------     ---------
Total liabilities and stockholders' equity                     -             -
                                                       ==========     =========
   The accompanying notes are an integral part of these financial statements

(1) In accordance with the Company's termination of its ownership of China Medical Development Corporation ("CMDC") and its joint venture, the following balances were removed from the original December 31, 1996 balance sheet through a noncash transaction:

                                                                      Rmb '000            US$'000

            Cash                                                       9,999               1,205
            Receivables                                               73,533               8,859
            Amounts due from related companies                         4,159                 501
            Prepayments, deposits and other                            2,607                 314
            Inventories                                                5,618                 677
            Investment deposits                                       19,900               2,398
            Deferred value-added tax recoverable                       1,011                 122
            Property, plant and equipment                             23,526               2,834
            Accounts payable                                          (9,016)             (1,086)
            Accrued expenses and other payables                       (5,591)               (674)
            Income taxes payable                                     (13,648)             (1,644)
            Payable to a joint venture partners                      (35,450)             (4,271)
            Minority interest                                        (22,450)             (2,705)
                                                                   -------------       -----------
            Deemed dividend - terminated joint venture interests      54,198               6,530
                                                                   =============       ===========

The balance sheet as of December 31, 1996 presented on the prior page reflects this transaction and restates the original balance sheet.


   The accompanying notes are an integral part of these financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                            Statements of Operations
                       Expressed in United States Dollars
                                      (000)

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                          1997*               1996          1997*              1996
                                         -------             ------       -------             ------

Revenues                              $         0         $       0      $        0           $    0
                                       ----------          --------      ----------        ---------
Expenses:
Administrative expenses                                           0                                8
Bad debt expenses                                                 0
Foreign currency gain                           -                 -              (3)               -
                                       ----------         ---------      ----------        ---------
Net income                            $         -         $      (0)    $         3      $       (8)
                                       ==========         =========      ==========        =========
Income (Loss) per share               $      (.00)        $    (.00)    $      (.00)     $     (.00)
                                       ==========         =========      ==========        =========
Weighted average share outstanding     10,500,000         1,000,000      10,500,000        1,000,000
                                       ==========         =========      ==========        =========

*    Gives retroactive effect to the Termination Agreement

   The accompanying notes are an integral part of these financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                            Statements of Cash Flows
                       Expressed in United States Dollars
                                      (000)


                                                           Nine Months Ended
                                                              September 30,
                                                        1997*               1996
                                                       ------             ------
Cash flows from operating activities:
Net income                                            $     3        $       (8)
Decrease in accrued expenses                               (2)                8
                                                      --------       -----------
Net cash provided by operating activities                   1                 0
                                                      --------       -----------
Cash flows from investing activities:
Investments in a subsidiary                                          (4,200,000)
Deposit paid                                                         (1,400,000)
Effect of translation adjustments                          (3)               (0)
                                                      --------       -----------
Net cash (used in) investing activities                    (3)       (5,600,000)
                                                      --------       -----------
Cash flows from financing activities:
Proceeds from the issuance of preferred stock - Series A              5,600,000
Diminution of cash due to disposal of subsidiary       (1,204)                0
                                                      --------       -----------
Net cash provided by financing activities              (1,204)        5,600,000
                                                      --------       -----------
Net increase (decrease) in cash                        (1,206)                0
Cash at beginning of period                             1,206                 0
                                                      --------       -----------
Cash at end of period                                $      0       $         0
                                                      ========       ===========

*    Restated to give retroactive effect to the Termination Agreement

   The accompanying notes are an integral part of these financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Because the Termination Agreement was effective retroactive to January 1, 1997, the Company had no reported operations during the nine months ended September 30, 1997 and 1996.

     The Company had no revenues for either the three months or nine months ended September 30, 1997 or 1996. However, for the nine months ended September 30, 1997, the Company had a foreign currency gain of $3,000 compared to no operating expenses or income for the corresponding period of the prior year.

     During the nine months ended September 30, 1996, the Company issued 5,600 shares of Series A convertible and redeemable preferred stock, par value $0.001 each for $5,600,000. Each share of the Series A convertible and redeemable preferred stock is convertible into the lesser of (i) 1,000 shares or (ii) $1,000 divide by the average closing market price of the Company's common stock for the five days immediately preceding the date of conversion, of shares of common stock of the Company. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days notice at a price equal to $1,000 per share plus any accrued dividend. In the first quarter of 1997, 2,300 Series A convertible and redeemable preferred stock was converted into common stock.

     On June 6, 1997, the Company executed a Termination Agreement retroactively effective to January 1, 1997 whereby the Company divested its interest in CMDC in exchange for the return of the 700,000 shares of common stock and the 100,000 shares of Series B supervoting preferred stock originally issued in the Exchange. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the statements of operations for calendar years 1996 and 1997. The shares were canceled in the fourth quarter of 1997.

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


                                       NATURAL WAY TECHNOLOGIES, INC.


Date: February 4, 2000                 By: /s/ Yiu Yat On
                                           ------------------------------
                                           Yiu Yat On, President



Date: February 4, 2000                 By: /s/ Ma Ding Jie
                                           ------------------------------
                                           Ma Ding Jie, Chief Financial Officer