Form 10KSB
period 1997-12-31
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-09
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 1-12293

                         NATURAL WAY TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                      87-0394313
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-07-55-369-9588

Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class        Name of Each Exchange on Which Registered
          --------------------       -----------------------------------------
                  None                                 None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         -------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes No X

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $0.

     As of February 1, 2000, 3,500,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $0.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Transitional Small Business Disclosure Format: Yes  No   X
                                                               --   ----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS................................  1
         ITEM 2.  DESCRIPTION OF PROPERTIES..............................  2
         ITEM 3.  LEGAL PROCEEDINGS .....................................  2
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................  2

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................. 2
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................... 3
         ITEM 7.  FINANCIAL STATEMENTS.................................... 3
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................. 3

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT....................... 4
         ITEM 10. EXECUTIVE COMPENSATION.................................. 5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................... 5
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......... 5
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K........................ 6

                  SIGNATURES.............................................. 7

                  FINANCIAL STATEMENTS...................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Natural Way Technologies, Inc. was incorporated under the laws of the State of Nevada on May 4, 1988. The Company was formed to review and make investments or such business opportunities in any industry.

     On June 30, 1996, the Company entered into an agreement with Beautimate Group Limited ("BGL"; a company incorporated in the British Virgin Islands) and Ongoing Limited ("OL"; a company incorporated in the British Virgin Islands) to acquire from them 100% interest in China Medical Development Company Limited ("CMDC"; a company incorporated in the British Virgin Islands) by agreeing to issue to (i) BGL 7,000,000 shares of common stock and (ii) 100,000 shares of Series B supervoting preferred stock. In addition BGL received 7,000,000 shares of Class A warrants, 7,000,000 shares of Class B warrants and 7,000,000 shares of Class C warrants. The warrants however, were subsequently canceled.

     On March 6, 1996, CMDC entered into a joint venture agreement with Dunhua Huakang Pharmaceutical Plant ("DHPP") to establish a sino-foreign joint venture in the People's Republic of China ("the PRC") - Dunhua Huakang Pharmaceutical Co. Ltd. ("DHPC"). Pursuant to this joint venture agreement, CMDC was required to contribute to DHPC cash of $4,200,000 as its capital contribution for a 70% equity interest in DHPC, while DHPP was required to contribute to DHPC its production plant, including buildings and machinery, with an agreed value of $1,800,000 as its capital contribution for a 30% equity interest in DHPC. As of June 30, 1996, CMDC had contributed $3,000,000 into DHPC as its capital contribution while the remaining $1,200,000 was to be paid on or before March 5, 1997.

     DHPC succeeded to the business of manufacturing formulated Chinese medicine which was previously undertaken by DHPP. In connection with the establishment of DHPC, DHPP delivered to CMDC a guarantee that the annual net income after tax (as determined under generally accepted accounting principles in the United States of America) of DHPC for each of its first four years of operations would not be less than 25% of the net assets employed by DHPC. In the event that the net income of DHPC was below the guaranteed amount, DHPP agreed to reallocate all or a portion of its entitlement to the net income of DHPC to CMDC or make payment to CMDC so as to cover any shortfall with respect to CMDC's share of the net income. In addition, DHPP transferred to DHPC additional operating assets and liabilities with an estimated value of approximately $4,288,000 for a note receivable which bears interest at an annual rate of 5.5%. DHPP also gave a guarantee to CMDC to transfer DHPP's accounts receivable as of December 31, 1995 back to DHPP if such accounts receivable were not realized in cash by June 30, 1997.

     The other key provisions of the joint venture agreement included:

     *    The joint venture period is 30 years from March 1996 to March 2026;

     * The profit and loss sharing ratio is the same as the respective percentage of equity and interest; and

     * The Board of Directors consists of seven members, with four designated by CMDC and three designated by DHPP.

     In addition to the foregoing, a deposit of $1,400,000 was paid by the Company to China Food and Beverage Industrial Co. Limited ("CFBI"; a related company which is owned and controlled by Yiu Yat Hung, a director of the Company) to allow the Company an exclusive right to ascertain the feasibility of acquiring not less than 50% of the share capital of CFBI. The Company was required to make an investment decision by March 31, 1997. In the event that the Company decided not to invest, CFBI agreed to repay the deposit in full, together with accrued interest commencing from January 1, 1997 at 8% per annum.

     During the year ended December 31, 1996, the Company issued 6,000 shares of Series A convertible and redeemable preferred stock, par value $0.001 each, for $6,000,000. Each share of the Series A convertible and redeemable preferred stock is convertible into the lesser of (i) 1,000 shares or (ii) $1,000 divided by the average closing market price of the Company's common stock for the five days immediately preceding the date of conversion, of shares of common stock of the Company. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days notice at a price equal to $1,000 per share plus any accrued dividend. In 1997, 2,300 Series A convertible and redeemable preferred shares were converted into common stock.

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

     Although the Company currently has no assets or operations, the Company believes that it will again be able to find a suitable candidate with which to merge or acquire.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices were located in 3,315 square feet of office space located at One World Trade Center, Suite 7865, New York, New York. On April 1, 1997 the Company relocated to a similar suite located on the 53rd floor of Central Plaza, 18 Harbour Road, Wanchai, Hong Kong. The Company now operates from an office suite at Rm. 2211 2215, Science and Technology Building, No. 1001, Shangbuzhong Road, Fution District, Shenzhen, PRC.

     The Company believes that its properties are adequate to support its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     Management is not aware of any pending or threatened litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is traded in the over-the counter on the NASD Electronic Bulletin Board. Trading in the Company's Common Stock is extremely limited and sporadic, and there is no current market in the Company's stock. The Company's stock trades under the symbol NWYT.

Record Holders

     As of February 1, 2000, there were approximately 297 record owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Because the Termination Agreement was effective retroactive to January 1, 1997, the Company had no operations other than the search for a business to acquire or with which to combine for the year ended December 31, 1997. Since all operations were discontinued, comparison with the prior fiscal year is not relevant.

Material Changes in Financial Condition, Liquidity and Capital Resources

     A deposit of $1,400,000 was paid to China Food and Beverage Industrial Co. Limited ("CFBI"; a related company which is owned and controlled by Yiu Yat Hung, a director of the Company) to allow the Company an exclusive right to the ascertain feasibility of acquiring not less than a 50% interest in the share capital of CFBI. The Company had to make an investment decision by March 31, 1997. In the event that the Company decided not to invest, CFBI has agreed to repay the deposit in full together with accrued interest commencing from January 1, 1997 at 8% per annum.

     During the year ended December 31, 1996, the Company issued 6,000 shares of Series A convertible and redeemable preferred stock, par value $0.001 each, for $6,000,000. Each share of the Series A convertible and redeemable preferred stock is convertible into the lesser of (i) 1,000 shares or (ii) $1,000 divided by the average closing market price of the Company's common stock for the five days immediately preceding the date of conversion, of shares of common stock of the Company. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days notice at a price equal to $1,000 per share plus any accrued dividend. During 1997, 2,300 Series A convertible and redeemable preferred stock was converted into common stock.

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

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Blackman Kallick Bartelstein LLP appears on pages F-2 through F-25 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of CMDC by the Company on July 31, 1996, the Company's Board of Directors selected Arthur Andersen & Co. to serve as its new independent accountants and dismissed D. Brian Macbeth, Certified Public Accountant, of Spring, Texas who previously served as the independent accountant for the Company.

     D. Brian Macbeth's reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with his audits for fiscal years 1994 and 1995 and through July 31, 1996, there were no disagreements with
D. Brian Macbeth on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D. Brian Macbeth, would have caused him to make reference thereto in his reports on the financial statements for such years.

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

     Following the execution of the Termination Agreement, Arthur Andersen resigned as independent accountants and the Company's Board of Directors selected Blackman Kallick Bartelstein LLP as its new independent accountant.

     Arthur Andersen & Co. reports on the financial statements of the Company for the fiscal years ended December 31, 1995 and 1996 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for fiscal years 1995 and 1996 there were no disagreements with Arthur Andersen & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen & Co. would have caused it to make reference thereto in its reports on the financial statements for such years.

     The information described above regarding the resignation of Arthur Andersen & Co. as its independent accountant and select Blackman Kallick & Bartelstein LLC as its new independent accountants, along with a letter from Arthur Andersen & Co. stating that it agrees with the above information regarding the Company's change of accountants, was fully disclosed in a Form 8-K filed with the SEC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

  Name               Age                 Title
--------            -----               -------
Yao Yi On            43         Chairman, Chief Executive Officer and Director
Ma Ding Jie          62         Chief Financial Officer and Director
Jin Hui Juan         41         Director

     Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

     Yiu Yat On is a co-founder of Guang Hui Highway Project Company Limited and has served as Vice President, Treasurer and a Director of the Company since the acquisition of Guang Hui by the Company in December of 1996. Since June of 1997, Mr. Yiu has served as the Company's Chief Executive Officer and Chairman. Mr. Yiu is also a co-founder of China Medical Development Company Ltd., and has served as Vice-Chairman and Vice President of Natural Way since the exchange in June of 1996. For over twenty years, Mr. Yiu has served as a management consultant to various companies in the PRC and has operated various companies in the PRC. Mr. Yiu has a graduate degree in business administration.

     Ma Ding Jie has many years experience in production management and warehousing operations. Mr. Ma is presently the assistant general manager of HongHua Building Material Company in Shenzhen.

     Jin Hui Juan is a chemical engineer with the Shanghai Chemistry Research Institute and is the assistant general manager of HongHui Printing and Dyeing Company. He has also served as general manager of Hong Kong Hongda Company.

Information Regarding Nominees for Election as Directors

     All of the present directors have been nominated for re-election as directors at the Company's next annual shareholders' meeting.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation has been paid to any officer, director or control person during the prior three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table is furnished as of February 1, 2000, to indicate beneficial ownership by the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock (2) each director, nominee and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.

Name and address of                 Number of Shares
Beneficial Owner (1)                Beneficially Owned (2)            Percent
--------------------                ----------------------            -------
Yiu Yat On (2)                           6,900,000                    67.6%
Ma Ding Jie                                      0                       0
jin Hui Juan                                     0                       0
All officers and directors
as a group (3 persons)                   6,900,000                    67.6%
Beautimate Group Limited (2)             6,900,000                    67.6%
Suite 5301, Central Plaza
18 Harbour Road, Wanchai, Hong Kong

1. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

2. Beautimate Group Limited is controlled by Yiu Yat On, an officer and director of the Company. Such individuals may be deemed to be the beneficial owners of the shares held by Beautimate Group Limited. However, such individual disclaims beneficial ownership of the shares indicated as held by Beautimate Group Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 28, 1996, the Company entered into a Conditional Acquisition Agreement with China Food and Beverage Industrial Company Limited ("China Food and Beverage") and its shareholders pursuant to which the Company would have the right to acquire not less than 50% of the shares of China Food and Beverage for a price not to exceed eight times earnings. Pursuant to such agreement, as amended, the Company had until June 30, 1997 to conduct due diligence with respect to the potential acquisition of China Food and Beverage. The Company deposited $1,400,000 with China Food and Beverage which was refundable in full with interest at 8% commencing on January 1, 1997 if the Company elected not to consummate such acquisition. If the Company elected to pursue the acquisition of China Food and Beverage the deposit was to be applied toward the purchase price.

     China Food and Beverage was involved in efforts to form a sino-foreign joint venture which owned and operated an almond juice manufacturing business presently operated by a PRC government controlled entity. China Food and Beverage is owned and controlled by Yiu Yat Hung, a former director of the Company.

     The Company has, from time to time, borrowed funds from New Silver Eagle Holdings Limited, a company controlled by Yiu Yat Hung and family a former director of thee Company.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  Exhibit
  Number                    Description of Exhibit

   2.1 Acquisition Agreement dated June 3, 1996 between Energy Systems, Inc. and China Medical Development Co. Ltd. (1)
   3.1  Amended and Restated Articles of Incorporation (2)
   3.2  Bylaws, as amended to date (2)
   4.1  Certificate of Designation for Series A Convertible Preferred Shares (2)
   4.2  Certificate of Designation for Series B Convertible Preferred Shares (2)
   4.3  Certificate of Designation for Series C Convertible Preferred Shares (2)
  10.1 Conditional Acquisition Agreement between Natural Way Technologies, Inc. and China Food and Beverage Industrial Company Limited (2)
  10.2 Letter of Intent dated May 15, 1996 between Natural Way Technologies, Inc. and Simple Win Investment Ltd.
  10.3 Termination Agreement dated June 6, 1997 between Natural Way Technologies, Inc. and China Medical Development Company (3)
  16.1 Letter from D. Brian Macbeth relating to change of independent accountants (1)
  21.1  Subsidiaries of Registrant
  27.1* Financial Data Schedules

--------
*        Filed herewith

(1) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K/A dated June 30, 1996.
(2) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.
(3) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Reports on Form 10-QSB for the quarter ended June 30, 1997.

(b)  Reports on Form 8-K

     1. Resignation of Arthur Andersen & Co. as the Company's independent accountant and the selection of Blackman Kallick & Bartelstein LLP as its new accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NATURAL WAY TECHNOLOGIES, INC.



                                               By: /s/ Yiu Yat Hung
                                                  -------------------------
                                                  Yiu Yat Hung
                                                  Chief Executive Officer

Dated: February 9, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature           Title                                         Date
   -----------         -------                                       ------
 /s/ Yat On        President and Director                       February 9, 2000
-----------------
  Yiu Yat On


 /s/ Jin Hui Juan  Secretary and Director                       February 9, 2000
-----------------
  Jin Hui Juan


 /s/ Yao Su Zhen   Director                                     February 9, 2000
-----------------
  Yao Su Zhen


 /s/ Ma Ding Jie   Chief Financial Officer and Director         February 9, 2000
-----------------  (Principal Financial and Accounting Officer)
  Ma Ding Jie

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                      Page
                                                                      ----
Report of Independent Public Accountants                               F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995       F-3-F-4

Consolidated Statements of Operations for the Years Ended
 December 31, 1996, 1995 and 1994                                      F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996, 1995 and 1994                                  F-6-F-7

Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 1996, 1995 and 1994                                F-8

Notes to Financial Statements                                     F-9-F-25

                          INDEPENDENT AUDITOR'S REPORT


Stockholders and the Board of Directors
Natural Way Technologies, Inc.


We have audited the accompanying balance sheet of Natural Way Technologies, Inc. ("the Company") as of December 31, 1997, and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 1995 and 1996, were audited by other auditors whose report, dated April 11, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Way Technologies, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming Natural Way Technologies, Inc. will continue as a going concern. As more fully described in
Note 2, the Company ceased operations in 1996. The lack of operations raises substantial doubt about the Company's ability to continue as a going concern. Appropriate disclosures have been made and our opinion is not qualified in this respect.

Also, as discussed in Notes 1, 17 and 19, the Company has recorded deemed dividends in 1997 primarily in conjunction with the termination of a joint venture interest and the misappropriations of a deposit.





Chicago, Illinois
October 15, 1999                             Blackman Kallick Bartelstein, LLP

                         NATURAL WAY TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997

                                     ASSETS
                                                 1996             1997
                                                ------           ------
                                                Rmb'000    Rmb'000     US$'000
Current assets:
   Cash                                         10,017        -            -
Accounts receivable, net                        73,533        -            -
Due from a related company                       4,159        -            -
Due from a director                                 75        -            -
Prepayments and deposits                         2,607        -            -
Inventories, net                                 5,618        -            -
                                               --------    -----        -----
         Total current assets                   96,009        -            -
                                               --------    -----        -----







Investment deposits                             31,548        -            -
Deferred value added tax recoverable             1,011        -            -
Property, plant and equipment, net              23,526        -            -
                                              --------    -------       ------
         Total assets                          152,094        -            -
                                              ========    =======       ======


   The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     1996            1997
                                                    ------          ------
                                                    Rmb'000   Rmb'000    US$'000
Current liabilities:
Accounts payable                                      9,016        -          -
Accrued expenses and other payables                   7,762        -          -
Due to a related company                              3,412        -          -
Taxation payable                                     13,648        -          -
                                                    --------   ------    -------
         Total current liabilities                   33,838        -          -

Payable to a joint venture partner                   35,450        -          -
                                                    --------   ------    -------
         Total liabilities                           69,288        -          -
                                                    --------   ------    -------
Minority interest                                    22,450        -          -
                                                    --------   ------    -------
Stockholders' equity (deficit):
Preferred stock, Series A convertible
and redeemable, par value US$0.001;
issued and outstanding - 6,000 shares
as of December 31, 1996 and 3,700 shares
as of December 31, 1997                                   -        -          -

Preferred stock, Series B supervoting,
par value US$0.001; issued and outstanding
- 100,000 shares as of December 31, 1996 and nil as of December 31, 1997

Preferred stock, Series C convertible and
redeemable, par value US $0.001; issued and
outstanding - nil as of December 31, 1996 and 1997       -        -          -

Common stock, par value US$0.001; issued and
 outstanding - 8,200,000 shares as of December 31,
 1996 and 3,500,000 shares as of December 31, 1997       68       29         3

Additional paid-in capital                           43,611   49,214      5,929
Dedicated capital                                     1,752        -          -
Retained earnings (accumulated deficit)              14,901  (49,243)    (5,932)
Cumulative translation adjustment                        24        -          -
                                                    --------   ------    -------
         Total stockholders' equity                  60,356        -          -
                                                    --------   ------    -------
         Total liabilities, minority interest
          and stockholders' equity                  152,094        -          -
                                                    ========   ======    =======

                         NATURAL WAY TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                      1995           1996             1997
                                     ------         ------          --------
                                    Rmb '000      Rmb '000   Rmb '000      US$ '000

Net sales                                -            -         -               -
Cost of goods sold                       -            -         -               -
                                   --------      -------    ------        -------
     Gross profit                        -            -         -               -
General and administrative
 expenses                              (66)        (181)        -               -
Interest expense                         -           (5)        -               -
Bad debt expense                         -         (947)        -               -
Foreign exchange gain                    -            -        24               3
                                   --------      -------    ------        -------
     (Loss) income from
       continuing operations           (66)      (1,133)       24               3
Discontinued operations
     Income from operations before
      minority interest                  -       25,352         -               -
                                   --------      -------    ------        -------
         Net (loss) income before
            minority interest          (66)      24,219        24               3
Minority interest                        -       (7,510)        -               -
                                   --------      -------    ------        -------

Net (loss) income                      (66)      16,709        24               3
                                   ========      =======    ======        =======
Earnings (loss) per common share-

Basic
     Continuing operations               -        (.14)       .02
     Discontinued operations
       Income from operations before
        minority interest                -        3.09          -
Minority interest                        -        (.91)         -
                                   --------      -------    ------
     Total-Basic                         -        2.04        .02
                                   ========      =======    ======
Diluted
     Continuing operations               -        (.08)       .02
     Discontinued operations
       Income from operations before
         minority interest               -        1.85          -
Minority interest                        -        (.55)         -
                                   --------      -------    ------
     Total-Diluted                       -        1.22        .02
                                   ========      =======    ======

   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                          1995         1996               1997
                                         ------       ------             ------
                                        Rmb '000     Rmb '000    Rmb '000      US$ '000
                                        --------     --------    --------      --------

Cash flows from operating activities:
Net (loss) income                         (66)        16,709          24             3
Adjustments to reconcile net
 (loss) income to net cash
 provided by operating activities
 Provision for doubtful debts               -            947           -             -
Write-back of allowance for
  obsolete and slow-moving inventory        -           (527)          -             -
 Depreciation of property, plant
  and equipment                             -            965           -             -
 Minority interest                          -          7,510           -             -
 (Increase) decrease in operating
 assets-
  Accounts receivable, net                  -        (18,293)          -             -
  Due from a related company                -          4,593           -             -
  Due from stockholders                     -             84           -             -
  Due from a director                       -            (75)          -             -
  Prepayments and deposits                  -            930           -             -
  Inventories, net                          -            399           -             -
  Deferred value added tax
   recoverable                              -            338           -             -
Increase (decrease) in operating
 liabilities-
  Accounts payable                          -          2,240           -             -
  Accrued expenses and other
   payables                                66        (17,241)        (18)           (2)
  Due to related  company                   -          3,032           -             -
 Taxation payable                           -          1,432           -             -
                                        --------     -------       ------        ------
Net cash provided by operating
 activities                                 -          3,043           6             1
                                        --------     -------       ------        ------


                                      F-6                  (To be continued)

                         NATURAL WAY TECHNOLOGIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                          1995          1996                1997
                                         -----         ------             --------
                                        Rmb '000      Rmb '000     Rmb '000       US$ '000
                                        --------      --------     --------       --------

Cash flows from investing activities:
Investment deposits                                   (31,548)           -              -
Acquisition of property, plant and
 equipment                                   -         (8,218)           -              -
Establishment of joint venture               -          3,111            -              -
Effect of translation adjustments            -             24          (24)            (3)
                                        --------     --------        ------        -------
  Net cash used in investing activities      -        (36,631)         (24)            (3)
                                        --------     --------        ------        -------
Cash flows from financing activities:
Issuance of common stock                     -              2            -              -
Loan, subsequently capitalized by
  issuance of preferred stock                -         49,920            -              -
Cost of issuance of stock                    -         (8,131)           -              -
Diminution of cash due to
 disposal of subsidiary                      -                      (9,999)        (1,205)
Forgiveness of interest by a joint
  venture partner                            -          1,814            -              -
                                        --------     --------        ------        -------
    Net cash provided by (used in)
     financing activities                    -         43,605       (9,999)        (1,205)
                                        --------     --------        ------        -------
   Net increase (decrease) in cash           -         10,017      (10,017)        (1,207)
Cash as of beginning of year                 -              -       10,017          1,207
                                        --------     --------        ------        -------
Cash as of end of year                       -         10,017            -              -
                                        ========     ========        ======        =======



   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 Series A
                                Convertible       Series B
                              and Redeemable     Supervoting                                                (Accumulated
                              Preferred Stock   Preferred Stock       Common Stock     Additional            Deficit)    Cumulative
                            Number of           Number of             Number of         Paid-in   Dedicated   Retained   Translation
                            Shares     Amount   Shares      Amount   Shares     Amount  Capital    Capital    Earnings   Adjustments
                            --------   ------   --------    -------  --------   ------  --------  ---------  ---------- -----------
                                        Rmb                 Rmb                 Rmb      Rmb '000  Rmb '000   Rmb '000   Rmb '000

Balance as of December 31,
1994                              -         -    100,000   832    8,000,000    66,560       8           -           10       -
Net loss                          -         -          -     -            -         -       -           -          (66)      -

Balance as of December 31,
1995                              -         -    100,000   832    8,000,000    66,560       8           -          (56)      -
Issuance of Series A
preferred stock               6,000        50          -     -            -         -  49,920           -            -       -
Issuance of common stock          -         -          -     -      200,000     1,664       -           -            -       -
Issuance costs                    -         -          -     -            -         -  (8,131)          -            -       -
Forgiveness of interest by
a joint venture partner           -         -          -     -            -         -   1,814           -            -       -
Net income                        -         -          -     -            -         -       -           -       16,709       -
Transfer from retained
earnings to dedicated capital     -         -          -     -            -         -       -       1,752       (1,752)      -
Translation adjustments           -         -          -     -            -         -       -           -            -      24

Balance as of December 31,
1996                          6,000        50    100,000   832    8,200,000    68,224  43,611       1,752       14,901      24
Conversion of Series A
 preferred stock to common
stock                        (2,300)      (19)         -     -    2,300,000    19,136     (19)          -            -        -
Redemption and cancellation
of Series B preferred stock       -         -   (100,000) (832)           -         -       1           -            -        -
Assumption of liabilities and
 contribution to capital          -         -          -     -            -         -   5,563           -            -        -
Redemption and cancellation
of common stock                   -         -          -     -   (7,000,000)  (58,240)     58           -            -        -
Transfer back to retained
earnings from dedicated
capital                           -         -          -     -            -         -       -      (1,752)       1,752        -
Deemed dividend-terminated
joint venture interest            -         -          -     -            -         -       -           -      (54,198)       -
Deemed dividend -
misappropriated funds             -         -          -     -            -         -       -           -      (11,648)       -
Deemed dividend - forgiveness
 of accounts receivable           -         -          -     -            -         -       -           -          (74)       -
Net income                        -         -          -     -            -         -       -           -           24        -
Translation adjustments           -         -          -     -            -         -       -           -            -       (24)

Balance as of December
31, 1997                      3,700        31          -     -    3,500,000    29,120  49,214           -      (49,243)       -

   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Natural Way Technologies, Inc. ("the Company") was incorporated in the State of Nevada, United States of America on May 4, 1988 under the name of Energy Systems, Inc. On June 26, 1996, the Company changed its name to Natural Way Technologies, Inc.

a.   Acquisition of subsidiary

     On June 30, 1996, the Company entered into an agreement with Beautimate Group Limited ("BGL"; a company incorporated in the British Virgin Islands) and Ongoing Limited ("OL"; a company incorporated in the British Virgin Islands) to acquire from them a 100% interest in China Medical Development Company Limited ("CMDC"; a company incorporated in the British Virgin Islands) by issuing to (i) BGL 6,900,000 shares of common stock, 100,000 shares of Series B supervoting preferred stock, 7,000,000 Class A warrants, 7,000,000 Class B warrants and 7,000,000 Class C warrants, and (ii) OL 100,000 shares of common stock. BGL is owned by New Silver Eagle Holdings Limited (a company incorporated in the British Virgin Islands), which is beneficially owned by Yat-hung Yiu, former director and CEO and Yat-on Yiu, current CEO and director of the Company and brother of Yat-hung Yiu, and certain family members of Yat-hung and Yat-on Yiu. OL is owned by Wu Guan, a director of CMDC.

b.   CMDC and its joint venture

     On March 6, 1996, CMDC entered into a joint venture agreement with Dunhua Huakang Pharmaceutical Plant ("DHPP"; a PRC state-owned company under the Dunhua Municipal Government) to establish a sino-foreign joint venture in Dunhua, Jilin Province, the People's Republic of China ("the PRC") - Dunhua Huakang Pharmaceutical Co. Ltd. ("DHPC"). Pursuant to this joint venture agreement, CMDC was required to contribute into DHPC cash of US$4,200,000 (equivalent to approximately Rmb34,860,000, determined at an exchange rate of US$1 for Rmb8.30) as its capital contribution for a 70% equity interest in DHPC, while DHPP was required to contribute into DHPC the production plant, including buildings and machinery, with a valuation of US$1,800,000 (equivalent to approximately Rmb14,940,000, determined at an exchange rate of US$1 for Rmb8.30) as its capital contribution for a 30% equity interest in DHPC. As of December 31, 1996, CMDC and DHPP had fully paid up all of their capital contributions - CMDC's contribution in cash of US$4,200,000 was verified by a certified public accountant in the PRC according to PRC regulations whereas DHPP's contribution was yet to be subject to such a verification. CMDC's contribution primarily came via the Company's initial cash investment in CMDC of US$4,207,100.

     DHPC has succeeded to certain business of manufacturing and sales of formulated Chinese medicine in the PRC previously undertaken by DHPP. In connection with the establishment of DHPC, DHPP delivered to CMDC a guarantee that the annual net income after tax (as determined under generally accepted accounting principles in the United States of America) of DHPC for each of its first four years of operations would not be less than 25% of the net assets employed by DHPC. In the event that the net income of DHPC was below the guaranteed amount, DHPP agreed to reallocate all or a portion of its entitlement to the net income of DHPC to CMDC or make payments to CMDC so as to cover any shortfall with respect to CMDC's share of the net income. In addition, DHPP transferred into DHPC additional operating assets and liabilities with an estimated value of approximately Rmb35,450,000 in return for an unsecured receivable from DHPC, which bore interest at 5.5% per annum. DHPP also gave a guarantee to CMDC to transfer DHPP's accounts receivable as of December 31, 1995 back to DHPP if such accounts receivable were not realized in cash by June 30, 1997.

     c.   Discontinued operations - Disposal of subsidiary

     The cooperation between DHPP and CMDC was for DHPP to research and produce new products and to develop the local market. CMDC's part was to raise the necessary capital in 1996 to inject into the joint venture to accomplish these tasks. However, the Company encountered problems in raising capital in the US stock market, which in turn contributed to the lack of new product and local market development by DHPP. These events led to both parties of the joint venture not contributing the agreed-upon capital into the joint venture as originally called for by the agreement. Therefore, by signed agreement between CMDC and DHPP both parties agreed to terminate the joint venture as of January 1, 1997. In conjunction with the termination, the Company terminated its ownership of CMDC and its joint venture in exchange for the return of the 7,000,000 shares of common stock and 100,000 shares of Series B supervoting preferred stock originally issued in the exchange. Due to the related party nature of the transaction, the Company's net equity in the joint venture as of January 1, 1997 has been recorded as a deemed dividend to BGL. All of the shares were cancelled by the Company prior to December 31, 1997. In addition, all 7,000,000 Class B warrants and 7,000,000 Class C warrants were cancelled during 1997 in conjunction with the termination agreement.

     This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the statements of operations for 1996.

2.   GOING CONCERN

The accompanying financial statements are prepared in accordance with generally accepted accounting principles on a going-concern basis which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company ceased operations in 1996 via the termination of ownership of CMDC and its joint venture.

The Company has the intention of acquiring other operating ventures in the near future. Management expects that these efforts will result in maintaining the liquidity necessary for the foreseeable future. However, no assurances can be given that the Company will be successful in accomplishing these objectives. Further, there can be no assurance that the Company will achieve profitability. The Company's continuation as a going concern is dependent upon obtaining future profitable operations and upon its ability to maintain adequate financing or capital.

3.   BASIS OF PRESENTATION

The acquisition of CMDC by the Company on June 30, 1996 was treated as a recapitalization of CMDC with CMDC as the acquirer (reverse acquisition). On this basis, the historical consolidated financial statements of the Company prior to June 30, 1996 are those of CMDC and the historical stockholders' equity amounts of CMDC prior to 1996 have been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for this acquisition.

The acquisition of DHPC by CMDC on March 6, 1996 has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values, and the operations of DHPC are included in the financial statements of the Company from the date of acquisition. The following is an unaudited pro forma summary of the combined results of the Company and CMDC for the year ended December 31, 1996 as if the acquisition had occurred as of January 1, 1996. The unaudited pro forma summary is not necessarily indicative either of the results of operations that would have occurred had the acquisition been made as of January 1, 1996, or of the future results of operations of the combined companies.

                                                   Year ended December 31, 1996
                                                   ----------------------------
                                                     Rmb'000       US$'000

Pro forma net sales                                   86,380       10,382
Pro forma net income                                  18,028        2,167
Pro forma basic earnings per common share               1.40         0.17

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

     c.   Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets after taking into account the estimated residual value. The estimated useful lives are as follows: land use rights - 50 years, buildings - 20 years, machinery and equipment - 10 years, motor vehicles - 5 years, furniture and office equipment - 10 years. Gains or losses on disposals are reflected in current operations. All ordinary repair and maintenance costs are expensed as incurred.

     Construction-in-progress includes the costs of construction and interest charges arising from borrowings used to finance these assets during the period of construction. There was no interest capitalized in 1995, 1996 or 1997.

     d.   Net sales

     Net sales represent the invoiced value of goods (excluding value-added tax) supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

     All of the Company's sales are made in the PRC and are subject to PRC value-added tax at a rate of 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases ("input VAT").

     There were no sales from continuing operations for 1995 through 1997, as all Company sales were from its discontinued operations. See Note 1.

     e.   Income taxes

     Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109.

     f.   Foreign currency translation

     Foreign currency transactions denominated in foreign currencies are translated into Renminbi ("Rmb") at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are translated into Rmb at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the statements of operations.

     Translation of amounts from Rmb into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on December 31, 1997 of US$ 1.00 : Rmb$8.30. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate on the above dates or at any other date.

     g.   Earnings per common share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic EPS is computed using the weighted average number of common shares outstanding during the period. The computation of diluted EPS would include the dilutive effect of securities that could be exercised or converted into common stock.

     The weighted average number of shares outstanding for basic earnings (loss) per share during the years ended December 31, 1995, 1996 and 1997 were 8,000,000, 8,200,000 and 1,200,000, respectively. The weighted average number of shares outstanding for diluted earnings (loss) per share during the years ended December 31, 1995, 1996 and 1997 were 8,000,000, 13,661,202 and 1,200,000, respectively.

     h.   Segment reporting

     In December 1998, the Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of this statement requires that reportable segments are reported consistent with how management assesses segment performance. This statement requires disclosure of certain information by reportable segment, geographic area and major customer. The Company's only operations consisted of the joint venture, DHPC, in 1996. DHPC's only operating segment was the manufacture and sale of certain formulated Chinese medicines.

     i.   Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. ACCOUNTS RECEIVABLE

         Accounts receivable comprised:
                                                 1996            1997
                                                 ----           ------
                                               Rmb'000     Rmb'000    US$'000

              Trade receivables                 74,480        -          -
              Less: Allowance for doubtful
               accounts                           (947)       -          -
                                               --------   ------     ------
                                                73,533        -          -


6. PREPAYMENTS AND DEPOSITS

         Prepayments and deposits comprised:
                                                 1996            1997
                                                 ----           ------
                                               Rmb'000     Rmb'000    US$'000

              Advances to employees for
               business trips                   2,123        -           -
              Deposits for purchase of raw
               materials                          160
              Prepayments                         324        -           -
                                               ------    ------      ------
                                                2,607        -           -
                                               ======    ======      ======

7.   INVENTORIES

         Inventories comprised:
                                                    1996           1997
                                                   -----          ------
                                                  Rmb'000   Rmb'000     US$'000

              Raw materials                         3,190     -            -
              Work-in-process                         367     -            -
              Finished goods                        2,356     -            -

                                                    5,913     -            -

              Less:  Allowance for obsolete
               and slow-moving items                (295)     -            -
                                                  -------- -----       ------
                                                    5,618     -            -
                                                  ======== =====       ======

8. INVESTMENT DEPOSITS

Investment deposits comprised:
                                                     1996           1997
                                                   Rmb'000  Rmb'000     US$'000

              Deposit with China Food and
               Beverage Industrial Co. Limited
               (see Note 17)                       11,648     -            -
              Deposit with Simple Win
               Investment Limited (*)              19,900     -            -
                                                  -------   ----        -----
                                                   31,548     -            -
                                                  =======   ====        =====

(*) This represents a deposit paid to Simple Win Investment Limited ("SWI"; an unrelated entity) by DHPC for acquiring 100% interest in Asia First Pharmaceutical Investment Ltd. ("AFPI"; a company incorporated in the British Virgin Islands), which has a 90% equity interest in Jilin Huajia Pharmaceutical Company Limited ("JHP"; a sino-foreign joint venture established in Meihekou, Jilin Province, the PRC). JHP is principally engaged in the manufacturing and sales of formulated Chinese medicine in the PRC. According to a letter of intent dated May 15, 1996 between the Company and SWI, the Company had an option through June 30, 1997 to determine whether it would proceed or withdraw from such an acquisition after conducting a due diligence exercise. In the event that the Company decided to withdraw from the acquisition, the deposit would be refunded without interest. In accordance with the Company's termination of its ownership of CMDC and its joint venture, DHPC, the deposit was removed through a noncash transaction as of January 1, 1997. See Note 19.

     The Company's directors consider that the Company could realize such deposits through investments in the aforementioned companies or the Company could recover the deposits if the Company decides to withdraw from the acquisitions.

9. DEFERRED VALUE ADDED TAX RECOVERABLE

     Deferred value added tax ("VAT") recoverable arose from a change in the PRC tax system and regulations effected January 1, 1994, and was determined at 14% of the balance of DHPP's inventories as of January 1, 1994. This is part of the operating assets transferred by DHPP into DHPC in connection with the establishment of DHPC (see Note 1). Pursuant to a directive issued by the PRC State Tax Bureau, the amount of deferred VAT recoverable outstanding at January 1, 1995 can be utilized to offset net VAT payable over a period of five years, with the exact amount of annual utilization varying from 15% to 20% of the balance outstanding as of January 1, 1995 as determined by individual local tax bureaus. The amount utilized in 1996 was approximately Rmb338,000.

10. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment comprised:

                                                   1996           1997
                                                  ------         ------
                                                 Rmb'000   Rmb'000    US$'000

              Land and buildings in the PRC      16,119      -            -
              Machinery and equipment             6,236      -            -
              Motor  vehicles                       916      -            -
              Furniture and office equipment        353      -            -
              Construction-in-progress:
               Buildings in the PRC                 867      -            -
                                                -------   -----        -----
                                                 24,491      -            -

              Less:  Accumulated depreciation      (965)     -            -
                                                -------   -----        -----
                                                 23,526      -            -
                                                =======   =====        =====

     The Group's buildings are located on land in the PRC granted under a land use right for a term of 50 years.

1. ACCRUED EXPENSES AND OTHER PAYABLES

     Accrued expenses and other payables comprised:

                                                 1996             1997
                                                ------           ------
                                               Rmb'000   Rmb'000        US$'000

              Accrual for operating expenses
                  Sales commissions               601      -               -
                  Advertising and promotional
                   expenses                     1,495      -               -
                  Salaries and wages              865      -               -
                  Interest expense                348      -               -
                  Legal fees                      269      -               -
                  Stock issuance costs          1,997      -               -
                  Other                         1,477      -               -

              Provision for funds
                  Salary and welfare fund(a)      472      -               -
                  Housing fund (b)                238      -               -
                                               -------  -----          ------
                                                7,762      -               -
                                               =======  =====          ======

(a) Salary and welfare fund is provided at 2% of net income of DHPC, as determined by DHPC's board of directors according to PRC regulations (see
     Note 15). The fund is for the payment of nonrecurring bonus and welfare expenses of employees.

(b) Housing fund is provided at Rmb98 per employee of DHPC in the PRC in accordance with PRC regulations. The fund is for the repair and maintenance of staff quarters.

12.  PAYABLE TO A JOINT VENTURE PARTNER

     This represents payable by DHPC to DHPP for the operating assets and liabilities transferred into DHPC (see Note 1) together with accrued interest thereon. The payable is unsecured and bears interest at 5.5% per annum. Total interest accrued on this payable in 1996 amounted to approximately Rmb1,814,000. DHPP has forgiven its entitlement to the 1996 interest of Rmb1,814,000, and such forgiveness is accounted for as a capital contribution from DHPP and recorded as additional paid-in capital. In addition, DHPP has agreed not to demand repayment until the Group is financially capable to do so.

13.  CAPITAL STOCKS AND WARRANTS

a.   Common stock

     The Company's authorized common stock is 50,000,000 shares with par value of US$0.001 each. In 1996, the Company sold 200,000 shares of common stock, par value US$0.001 each, for US$200, and issued 7,000,000 shares of common stock, par value US$0.001 each, in connection with its acquisition of CMDC. Effective January 1, 1997, these shares were tendered in conjunction with the termination of ownership of CMDC and its joint venture and cancelled prior to December 31, 1997. See Note 1. During April of 1997, 2,300 shares of the Series A convertible and redeemable preferred stock were converted into 2,300,000 shares of common stock.

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

     (i)  Series A convertible and redeemable preferred stock

     In 1996, the Company sold 6,000 shares of Series A convertible and redeemable preferred stock, par value US$0.001 each, for US$6,000,000 (equivalent of Rmb49,920,000) by capitalizing a loan of the same amount.
     The Series A convertible and redeemable preferred stock carries preferential rights to dividends and distributions convertible and redeemable upon liquidation. Each share of the Series A convertible and redeemable preferred stock is convertible into common stock with the number of shares of common stock determined by US$1,000 divided by a conversion factor. The conversion factor equals the lesser of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion or US$1.00. The outstanding Series A convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days of notice at a price equal to US$1,000 per share plus any accrued dividends. During April 1997, 2,300 shares of Series A convertible and redeemable preferred stock was converted to 2,300,000 shares of common stock.

     (ii) Series B supervoting preferred stock

     In 1996, the Company issued 100,000 shares of Series B supervoting preferred stock, par value US$0.001 each, in connection with its acquisition of CMDC. In connection with the termination of the Company's ownership of CMDC and its joint venture, the preferred shares were tendered and cancelled effective as of December 1, 1997. The Series B supervoting preferred stock carried preferential rights to dividends and distributions upon liquidation. These 100,000 shares of Series B supervoting preferred stock also carried superior voting rights, which accounted for 30% of the total voting rights of the Company on all corporate matters, prior to their cancellation.

     (iii) Series C convertible and redeemable preferred stock

     The Company has authorized the creation of 10,000 shares of Series C convertible and redeemable preferred stock, par value US$0.001 each. The Series C convertible and redeemable preferred stock carries preferential rights to dividends and distributions upon liquidation. Each share of the Series C convertible and redeemable preferred stock is convertible into common stock with the number of shares of common stock determined by 1,000 divided by a conversion factor. The conversion factor is equal to the lesser of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion or US$3.00. The outstanding Series C convertible and redeemable preferred stock would be redeemable at the option of the Company at any time after December 31, 1997 by giving ten days of notice at a price equal to US$1,000 per share plus any accrued dividends. No Series C convertible and redeemable preferred stock has been issued.

     c.   Warrants

     In 1996, the Company issued 7,000,000 Class A warrants, 7,000,000 Class B warrants and 7,000,000 Class C warrants in connection with its acquisition of CMDC. As part of the termination of ownership of CMDC and its joint venture, the Class B and Class C warrants were cancelled during 1997 (see
     Note 1). Each of the Class A warrants was exercisable at a price of US$3.00 in exchange for one share of common stock of the Company at any time up to June 30, 1998; each of the Class B warrants was exercisable at a price of US$4.00 in exchange for one share of common stock of the Company at any time up to June 30, 2000; and each of the Class C warrants was exercisable at a price of US$5.00 in exchange for one share of common stock of the Company at any time up to June 30, 2002. The Company's management believed that the exercise prices of the warrants issued exceeded the fair market value of the Company's common stock on the date of issuance of the warrants. No warrants were ever exercised prior to their expiration or cancellation.

14.  TAXATION

The Company is subject to income taxes, on an entity basis, on income arising in or derived from the tax jurisdiction in which it operates. The British Virgin Islands subsidiary, CMDC, is incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, was exempted from payment of the British Virgin Islands income taxes. The joint venture enterprise established in the PRC, DHPC, is subject to PRC income taxes at a rate of 33% (30% state unified income tax and 3% local income tax). However, DHPC was exempted from state-unified income tax and local income tax for two years starting from the first year of profitable operations and then was subject to a 50% reduction in state unified income tax for the next three years. The first profitable year for DHPC was the year ended December 31, 1996.

If the tax holiday for DHPC did not exist, the Company's income tax expenses (net of minority interest) would have been increased by approximately Rmb5,782,000 for the year ended December 31, 1996. Earnings per common share for the year ended December 31, 1996 would have been approximately Rmb1.16.

The Company has not provided for income taxes on the undistributed earnings of its international subsidiaries because the earnings are reinvested and, in the opinion of management, will continue to be reinvested in the foreseeable future.

The reconciliations of the United States federal income tax rate to the effective income tax rate based on the income (loss) before provision for income taxes stated in the statements of operations is as follows:

                                                       Year ended December 31,
                                                               1996
                                                               -----
                  U.S. federal income tax rate                  35%
                  Effect of different tax rates
                    in foreign jurisdictions                    (2)
                  Effect of tax exemption for DHPC             (33)
                                                              -----
                  Effective income tax rate                      -%
                                                              =====

      Taxation payable comprised:
                                                                1996
                                                              --------
                                                               Rmb'000

                               Value added tax                 13,616
                               Other                               32
                                                               ------
                                                               13,648
                                                               ======

15.  DISTRIBUTION OF INCOME

For 1996, substantially all of the Company's income came from its 70% owned joint venture enterprise in the PRC, DHPC.

Income of DHPC as determined under generally accepted accounting principles in the PRC was distributable to its joint venture partner after transfer to (i) contributory dedicated capital as required under PRC government regulations and the Company's articles of association, and (ii) discretionary dedicated capital as determined by the Company's board of directors. Contributory dedicated capital is a form of legal reserve fund. Discretionary dedicated capital includes salary fund and staff welfare fund. Contributory and discretionary dedicated capital is not distributable in the form of dividends. In the Company's financial statements prepared under generally accepted accounting principles in the United States of America, amounts designated for payments of employee salary and welfare have been charged to income and the related provisions are reflected as accrued liabilities in the balance sheets.

The income of DHPC available for distribution to its joint venture partner is based on the income reported in its statutory accounts prepared under generally accepted accounting principles in the PRC. This differs from the amount reported under generally accepted accounting principles in the United States of America. As of December 31, 1996, such difference was insignificant.

16.  RETIREMENT PLAN

As stipulated by PRC regulations, DHPC maintains a defined contribution retirement plan for all of its employees. All retired employees of DHPC are entitled to an annual pension equal to their basic annual salary at retirement. DHPC contributes to a state-sponsored retirement plan approximately 21.5% of the basic salary of its employees, and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. The contributions made in 1996 amounted to approximately Rmb282,000.

17. RELATED PARTY TRANSACTIONS

Name and relationship of related parties:

Name of related party             Existing relationship with the Company
---------------------             --------------------------------------
Mr. Yat-hung Yiu                  Former director and CEO of the Company

Mr. Yat-on Yiu                    Current director and CEO of the Company and
                                  brother of Mr. Yat-hung Yiu

China Food and Beverage           A company beneficially owned and controlled by
 Industrial Co. Limited (CFBI)    Mr. Yat-hung Yiu

New Silver Eagle Holdings Limited Stockholder of the Company and common directors with the Company (see Note 1)

Huakang Headquarters              Common directors with the joint venture
                                  partner, DHPP (see Note 1)

Beautimate Group Limited          Stockholder (see Note 1)

Ongoing Limited                   Stockholder (see Note 1)

Summary of related party balances and transactions is as follows:

                                     1995       1996              1997
                                    ------     ------            ------
                                   Rmb'000     Rmb'000    Rmb'000       US$'000

Due from a related company
 Huakang Headquarters                  -        4,159         -             -

Due from shareholders
-- Beautimate Group Limited           59            -         -             -
-- Ongoing Limited                    25            -         -             -

Due from a director
--Yat-hung Yiu                         -           75         -             -

Due to a related company
-- New Silver Eagle Holdings
    Limited - Hong Kong                -        3,412         -             -

Interest expense paid to
  related companies
- Huakang Headquarters                 -          283         -             -
- DHPP [Note 19(b)]                    -        1,814         -             -

Deemed dividend - forgiveness of
  accounts receivable from
  Mr. Yat-hung Yiu                     -            -        74             9

                                     1995           1996              1997
                                    ------         ------            ------
                                   Rmb'000         Rmb'000      Rmb'000  US$'000

Deemed dividend -
 misappropriation of deposit
 with CFBI(*)                          -               -       11,648     1,403

Management fee paid to a
  related company
- Huakang Headquarters                 -           1,093            -         -

In 1996, DHPC and Huakang Headquarters undertook a joint advertisement program with total advertising expenses amounting to approximately Rmb17,874,000, of which approximately Rmb7,440,000 was allocated to and absorbed by Huakang Headquarters.

See also Notes 1, 18 and 19 for additional related party disclosures.

(*) During 1996 a deposit was paid to CFBI, an entity owned by the prior CEO of the Company, for the exclusive right to ascertain the feasibility of acquiring not less than a 50% equity interest in CFBI. In the event the Company decided not to invest, CFBI was to return the deposit with interest. In 1997 Mr.Yat-on Yiu, the brother of Mr. Yat-hung Yiu and current CEO, discovered the deposit, which was supposedly returned by CFBI, was never deposited into the Company's bank account. Inquiry by Mr. Yat-on Yiu to his brother revealed that the funds had been diverted by Mr. Yat-hung Yiu to cover professional fees, acquisition costs, rent and payroll expenses paid personally by him on behalf of the Company. However, no documentation was ever provided to the Company to support his claims. As such, the Company has treated the diversion of the deposit as a misappropriation of funds and, due to the related party nature of the transaction, as a reduction to equity or deemed dividend during 1997.

18.  SUBSEQUENT EVENT

On August 24, 1999, the Board of Directors approved the issuance of 10,530,500 shares to the Beautimate Group Limited in exchange for its capital contribution of at least US$200,000 to pay for professional fees incurred by the Company.

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      a.  Cash paid (received) for interest comprised:
                                             1995      1996          1997
                                           Rmb'000    Rmb'000  Rmb'000   US$'000
           Interest paid                        -       65       -          -
                                            ======    ======   =====      =====
           Interest received                    -     (520)      -          -
                                            ======    ======   =====      =====

      b.  Supplementary disclosure of noncash investing activities:

         1996

          (i) In conjunction with the establishment of DHPC, the PRC joint venture partner, DHPP, transferred the following operating assets (liabilities) into DHPC:

                                                                     Rmb'000

                  Cash                                                3,111
                  Accounts receivable                                56,187
                  Due from related companies                          8,752
                  Prepayments and deposits                            3,537
                  Inventories                                         5,490
                  Deferred value added tax recoverable                1,349
                  Property, plant and equipment                      18,157
                  Short-term borrowings                                 (37)
                  Accounts payable                                   (6,776)
                  Accrued expenses and other payables               (24,900)
                  Due to related companies                             (380)
                  Taxation payable                                  (12,216)
                                                                  ----------
                                                                     52,274

                  Less:  Negative goodwill adjusted against
                   property, plant and equipment                     (1,884)
                                                                  ----------
                                                                     50,390
                                                                  ==========
                  Represented by - Capital contribution by DHPP
                   into DHPC (see Note 1)                            14,940

                  Payable to DHPP (see Note 1)                       35,450
                                                                  ----------
                                                                     50,390
                                                                  ==========
                  Cash inflow resulting from the establishment
                   of DHPC                                            3,111
                                                                  ==========

          (ii) On June 30, 1996, the Company acquired a 100% interest in CMDC by issuing 7,000,000 shares of common stock, 100,000 shares of Series B supervoting preferred stock, 7,000,000 Class A warrants, 7,000,000 Class B warrants and 7,000,000 Class C warrants (see
               Note 1). In addition, the Company capitalized a loan amounting to Rmb49,920,000 by issuance of 6,000 shares of Series A convertible and redeemable preferred stock [see Note 13 b (i)].

               In 1996, interest payable of Rmb1,814,000 from DHPC to DHPP, a joint venture partner, was forgiven by DHPP and contributed to additional paid-in capital of the Company.

1997
----

In accordance with the Company's termination of its ownership of CMDC and its joint venture (see Note 1), the following balances were removed through a noncash transaction:

                                                           Rmb '000   US$ '000
                                                          ----------  ---------
   Cash                                                     9,999        1,205
   Receivables                                             73,533        8,859
   Amounts due from related companies                       4,159          501
   Prepayments, deposits and other                          2,607          314
   Inventories                                              5,618          677
   Investment deposits                                     19,900        2,398
   Deferred value-added tax recoverable                     1,011          122
   Property, plant and equipment                           23,526        2,834
   Accounts payable                                        (9,016)      (1,086)
   Accrued expenses and other payables                     (5,591)        (674)
   Income taxes payable                                   (13,648)      (1,644)
   Payable to a joint venture partner                     (35,450)      (4,271)
   Minority interest                                      (22,450)      (2,705)

   Deemed dividend - terminated joint venture interests    54,198        6,530

In conjunction with the termination of the investment in subsidiary,  the shares
originally  issued  for  the  acquisition  were  returned.   These  shares  were
subsequently cancelled on December 1, 1997 (see Note 13). Rmb '000 US$'000

         Redemption and cancellation of common stock     (58)          (7)
         Redemption and cancellation of Series B
          supervoting preferred stock                     (1)           -
         Additional paid-in capital                       59            7

                                                           -            -


On December 31, 1997, Rmb2,151,000 of accrued expenses and Rmb3,412,000 of amounts due to related companies were assumed by the stockholder, New Silver Eagle Holdings Limited. The stockholders then contributed the total balance of the liabilities assumed to additional paid-in capital.

20.  OPERATING RISKS

     a.   Dependence on strategic relationship

     The Company conducted its manufacturing operations through a joint venture with DHPP, a PRC state-owned enterprise in 1996. The termination of this strategic relationship had an adverse effect on the operations of the Company. See Note 1.

     b.   Limited product types

     Substantially all of the Company's sales in 1996 were derived from two products, via its 70% ownership in DHPC, which was terminated on January 1, 1997. No further operations existed for 1997.

     c.   Country risk

     As substantially all of the Company's operations in 1996 were conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, a significant portion of the Company's prior revenue was denominated in Rmb which must be converted into other currencies before remittance outside the PRC. Both the conversion of Rmb into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

     d. The Company had transactions with customers in the PRC. The customers may settle their debts and distribute their dividends outside the PRC. The remittances are subject to control because Rmb is not freely convertible into foreign currencies. Due to discontinued operations, there were no continuing operations in 1995 through 1997. See Note 1.

          On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

          The quotation of the exchange rates does not imply free convertibility of Rmb into Hong Kong dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the
          People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

22.  OTHER SUPPLEMENTAL INFORMATION

                                      1995       1996                1997
                                     -----      -----               ------
                                    Rmb'000     Rmb'000      Rmb'000     US$'000

Provision for doubtful debts            -          947         -            -
Write-back of allowance for
 obsolete and slow-moving
 inventories                            -         (527)                     -
Advertising expense                     -       10,434         -            -