Form 10QSB
period 1998-03-31
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-10
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .


                           Commission File No. 1-12293


                         NATURAL WAY TECHNOLOGIES, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       87-0394313
---------------------------------               -------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
 incorporation or organization)



            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
            --------------------------------------------------------
                    (Address of principal executive offices)


                               011-07-55-369-9588
                           --------------------------
                           (Issuer's telephone number)

            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Item 1.Financial Statements

                  Consolidated Balance Sheets - March 31, 1998 and
                  December 31, 1997.........................................3
                  Consolidated Statements of Operations - For the three
                  month periods ended March 31, 1998 and 1997...............4

                  Consolidated Statements of Cash Flows - For the three
                  month periods ended March 31, 1998 and 1997...............5

                  Notes to Consolidated Financial Statements................6

         Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................6

PART II - OTHER INFORMATION.................................................7

SIGNATURES..................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Balance Sheets
                    (Amounts expressed in United States $000)

                                                   March 31,    December 31,
ASSETS                                               1998          1997
                                                   ----------    ----------
Total assets                                               -             -
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                          -             -
                                                   ==========    ==========
Common stock, par value US$0.001; issued and
outstanding - 3,500,000 shares as of December
31, 1997 and March 31, 1998
                                                           3             3
Additional paid in capital                             5,929         5,929
Accumulated deficit                                  (5,932)       (5,932)
                                                   ----------    ----------
Stockholders' equity                                       0             0
                                                   ----------    ----------
Total liabilities and stockholders' equity                 -             -
                                                   ==========    ==========



      See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   (Amounts expressed in United States $`000)

                                                Three Months Ended March 31,
                                                  1998               1997    *
                                                 ------             ------

Net Sales                                      $     0             $    0
Cost of Goods Sold                                   0                  0
                                                 -----              -----
     Gross Profit                                    0                  0
                                                 -----              -----
Selling, General and Administrative Expenses         0                  0
Other Income, net                                    0                  3
                                                 -----              -----
Income Before Taxes                                  0                  3
Provisions for Income Taxes                          0                  0
                                                 -----              -----
Net income                                           0                  3
                                                 =====              =====
Net Income Per Common Share                    $     0             $    0
                                                 =====              =====
Weighted Average Number of
Shares Outstanding                           3,500,000         10,500,000
                                             =========         ==========

*    Restated to give retroactive effect to the Termination Agreement

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   (Amounts Expressed in United States $`000)

                                                    Three Months Ended March 31,
                                                      1998          1997 *
                                                     ------        -------

Cash flows from operating activities:
Net Income                                                          $    3
Decrease in accrued expenses                         $     0        $   (2)
                                                      -------       --------

Net cash provided by (used in) operating activities        0             1
                                                      -------       --------
Cash flows from investing activities:
Effect of translation adjustments                          -            (3)
                                                      -------       --------
Net cash provided by (used in) investing activities        0            (3)
                                                      -------       --------

Cash flows from financing activities:
Diminution of cash due to disposal of subsidiary           -        (1,204)
                                                      -------       --------
Net cash provided by (used in) financing activities        0        (1,204)
                                                      -------       --------

Net increase (decrease) in cash                            0        (1,206)

Cash as of beginning of period                             0         1,206
                                                      -------       --------
Cash as of end of period                             $     0        $    0
                                                      =======       ========


*    Restated to give retroactive effect to the Termination Agreement

      See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998


1.   Interim Financial Presentation

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997 balance sheet data was derived from audited financial statements and may not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     The Company reported no revenue or expenses for either the three month periods ended March 31, 1998 or 1997 but did have a foreign currency gain of 3,000 for the three months ended March 31, 1997. There were no expenses for either the three months ended March 31, 1997 or 1998. The 1997 figures were adjusted to give retroactive effect to the Termination Agreement which ended the Company's affiliation with China Medical Development Ltd. retroactive to January 1, 1997.

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


                                     NATURAL WAY TECHNOLOGIES, INC.


Date: February 9, 2000               By: /s/ Yiu Yat On
                                        ------------------------------------
                                         Yiu Yat On, President and Principal
                                         Executive Officer



Date: February 9, 2000               By: /s/ Ma Ding Jie
                                        ------------------------------------
                                         Ma Ding Jie, Treasurer and Principal
                                         Financial Officer