Form 10QSB
period 1998-06-30
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-10
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                               011-07-55-369-9588
                           ----------------------------
                           (Issuer's telephone number)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                         NATURAL WAY TECHNOLOGIES, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Consolidated Balance Sheets - June 30, 1998 and
       December 31, 1997..................................................  3

       Consolidated Statements of Operations - For the three
       month and six month periods ended June 30, 1998 and 1997...........  4

       Consolidated Statements of Cash Flows - For the six
       month periods ended June 30, 1998 and 1997.........................  5

       Notes to Consolidated Financial Statements.........................  6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 7

PART II - OTHER INFORMATION...............................................  7
SIGNATURES................................................................  8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Balance Sheets
                    (Amounts expressed in United States $000)

                                               June 30, 1998  December 31, 1997
                                               -------------  -----------------
ASSETS
Total assets                                             -                -
                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                        -                -
                                               ============     ============
Common stock, par value US$0.001; issued
and outstanding - 3,500,000 shares as of
December 31, 1997 and June 30, 1998
                                                         3                3
Additional paid in capital                           5,929            5,929
Accumulated deficit                                 (5,932)          (5,932)
                                               ------------     ------------
Stockholders' equity                                     0                0
                                               ------------     ------------
Total liabilities and stockholders' equity               -                -
                                               ============     ============

      See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Operations
                (Amounts expressed in United States Dollars $000)

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                               1998           1997       1998        1997*
                              ------         ------     ------      ------
Revenues                   $       0     $        0   $       0  $        0
                           ----------    ----=------  ---------  ----------
Expenses:
Foreign currency gain              -              -           -          (3)
                           ----------    -----------  ---------  ----------
Net income                $       (0)    $       (0)  $      (0) $        3
                           ==========    ===========  =========  ==========
(Loss) per share          $     (.00)    $     (.00)  $      (0) $     (.00)
                           ==========    ===========  =========  ==========
Weighted average share
outstanding                3,500,000     10,500,000   3,500,000  10,500,000
                           ==========    ===========  =========  ==========



*    Restated to give retroactive effect to the Termination Agreement

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Cash Flows
                (Amounts expressed in United States Dollars $000)


                                                       Six Months Ended June 30,
                                                        1998               1997*
                                                        ----               -----
Cash flows from operating activities:
Net Income                                                                    3
Decrease in accrued expenses                          $    0             $   (2)
                                                       -----             -------

Net cash provided by (used in) operating activities        0                  1
                                                       -----             -------

Cash flows from investing activities:
Effect of translation adjustments                          -                 (3)
                                                       -----             -------
Net cash provided by (used in) investing activities        0                 (3)
                                                       -----             -------

Cash flows from financing activities:
Diminution of cash due to disposal of subsidiary           -             (1,204)
                                                       -----             -------
Net cash provided by (used in) financing activities        0             (1,204)
                                                       -----             -------

Net increase (decrease) in cash                            0             (1,206)

Cash as of beginning of period                             0              1,206
                                                       -----             -------
Cash as of the end of period                         $     0             $    0
                                                       =====             =======

*    Restated to give retroactive effect to the Termination Agreement

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     The Company reported no revenue for either the three month or six month periods ended June 30, 1998 or 1997. However, the Company had a $3,000 foreign currency gain for the six months ended June 30, 1997. The Company had no expenses for either the three or six months ended June 30, 1998 or 1997. The 1997 figures were adjusted to give retroactive effect to the Termination Agreement which ended the Company's affiliation with China Medical Development Ltd. retroactive to January 1, 1997.

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


                                        NATURAL WAY TECHNOLOGIES, INC.


Date: February 9, 2000                  By: /s/ Yiu Yat On
                                           ------------------------------
                                           Yiu Yat On, President



Date: February 9, 2000                  By: /s/ Ma Ding Jie
                                           ------------------------------
                                           Ma Ding Jie, Chief Financial Officer