Form 10QSB
period 1998-09-30
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-10
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                               011-07-55-369-9588
                           ---------------------------
                           (Issuer's telephone number)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

    Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1998 and
             December 31, 1997............................................3

             Consolidated Statements of Operations - For the three
             month and nine month periods ended September 30, 1998
             and 1997.....................................................4

             Consolidated Statements of Cash Flows - For the nine
             month periods ended September 30, 1998 and 1997..............5

             Notes to Consolidated Financial Statements...................6

    Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................6

PART II - OTHER INFORMATION...............................................7

SIGNATURES................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Balance Sheets
                   Amounts expressed in United States Dollars
                                      (000)

                                                  September 30,     December 31,
                                                     1998              1997
                                                  ------------     -----------
ASSETS

         Total assets                                        -               -
                                                   ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
          Total liabilities                                  -               -
                                                   ============     ===========
Common stock, par value US$0.001; issued and
outstanding - 3,500,000 shares as of December 31,
1997 and September 30, 1998                                  3               3
Additional paid in capital                               5,929           5,929
Accumulated deficit                                    (5,932)         (5,932)
                                                   ------------     -----------
Stockholders' equity                                         0               0
                                                   ------------     -----------
Total liabilities and stockholders' equity                   -               -
                                                   ============     ===========



      See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Operations
                   Amounts Expressed in United States Dollars
                                      (000)

                                Three Months Ended       Nine Months Ended
                                   September 30,          September 30,
                              ---------------------    --------------------
                               1998           1997      1998          1997*
                              ------         ------    ------        ------
Revenues                    $      0      $       0    $    0        $    0
                             -------       --------    ------        -------
Expenses:
Foreign currency gain              0              0         0            (3)
                             -------       --------    ------        -------
Net income                 $       0      $       0    $    0        $    3
                             =======       ========    ======        =======
(Loss) per share           $       0      $       0    $    0        $    0
                             =======       ========    ======        =======
Weighted average share
outstanding                3,500,000     10,500,000 3,500,000    10,500,000
                           =========     ========== =========    ==========


*    Restated to give retroactive effect to the Termination Agreement

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Cash Flows
                   Amounts Expressed in United States Dollars
                                     (000)


                                                           Nine Months Ended
                                                             September 30,
                                                        1998              1997*
                                                       ------            -------
Cash flows from operating activities:
Net income                                            $     0          $    3
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease in accrued expenses                                0              (2)
                                                       -------         -------
Net cash provided by (used in) operating activities         0
                                                                            1
                                                       -------         -------
Cash flows from investing activities:
Effect of translation adjustments                           0              (3)
                                                       -------         -------
Net cash (used in) investing activities                     0              (3)
                                                       -------         -------
Cash flows from financing activities:
Diminution of cash due to disposal of subsidiary            0          (1,204)
Net cash provided by financing activities                   0          (1,204)
                                                       -------         -------
Net increase (decrease) in cash                                        (1,206)
Cash at beginning of period                                 0           1,206
                                                       -------         -------
Cash at end of period                                 $     0          $    0
                                                       =======         =======

*    Restated to give retroactive effect to the Termination Agreement

      See accompanying notes to condensed consolidated financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                          Notes to Financial Statements
                               September 30, 1998


1.   INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     The Company reported no revenues for the three month or nine months ended September 30, 1998 or 1997. However, the Company had a foreign currency gain of $3,000 for the nine months ended September 30, 1997. The Company had no expenses for either the three months or nine months ended September 30, 1998 or 1997. The 1997 figures were adjusted to give retroactive effect to the Termination Agreement which ended the Company's affiliation with China Medical Development Ltd. retroactive to January 1, 1997.

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


                                     NATURAL WAY TECHNOLOGIES, INC.


Date: February 9, 2000               By: /s/ Yiu Yat On
                                        -----------------------------------
                                         Yiu Yat On, President and Principal
                                         Executive Officer



Date: February 9, 2000               By: /s/ Ma Ding Jie
                                        -----------------------------------
                                         Ma Ding Jie, Treasurer and Principal
                                         Financial Officer