Form 10KSB
period 1998-12-31
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-10
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 1-12293

                         NATURAL WAY TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                       87-0394313
-------------------------------           --------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

             Transitional Small Business Disclosure Format: Yes   No   X
                                                               ---   -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.............................      1
         ITEM 2.  DESCRIPTION OF PROPERTIES...........................      2
         ITEM 3.  LEGAL PROCEEDINGS ..................................      2
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.................................      2

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................      2
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................      3
         ITEM 7.  FINANCIAL STATEMENTS................................      3
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............      3

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...................     4
         ITEM 10. EXECUTIVE
                  COMPENSATION........................................     5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................     5
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS........................................     5
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K.................................................     6

                  SIGNATURES..........................................     7

                  FINANCIAL STATEMENTS................................   F-1

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

     On June 6, 1997, the Company executed a Termination Agreement retroactively effective to January 1, 1997 whereby the Company divested its interest in CMDC in exchange for the return of the 7,000,000 shares of common stock and the 100,000 shares of Series B supervoting preferred stock originally issued in the Exchange. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the statements of operations for calendar year 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1998.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Because the Termination Agreement was effective retroactive to January 1, 1997, the Company had no operations other than the search for a business to acquire or with which to combine for the year ended December 31, 1997 or 1998.

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

     On June 6, 1997, the Company executed a Termination Agreement retroactively effective to January 1, 1997 whereby the Company divested its interest in CMDC in exchange for the return of the 7,000,000 shares of common stock and the 100,000 shares of Series B supervoting preferred stock originally issued in the Exchange. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the statements of operations for calendar year 1997.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

  Name            Age      Title
---------        -----    --------
Yao Yi On          44       Chairman, Chief Executive Officer and Director
Ma Ding Jie        63       Chief Financial Officer and Director
Jin Hui Juan       42       Director

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

Name and address of             Number of Shares
Beneficial Owner (1)            Beneficially Owned (2)              Percent
----------------------          -----------------------             --------
Yiu Yat On (2)                     6,900,000                         67.6%
Ma Ding Jie                                0                            0
jin Hui Juan                               0                            0
All officers and directors as
a group (3 persons)                6,900,000                         67.6%
Beautimate Group Limited (2)       6,900,000                         67.6%
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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number                          Description of Exhibit
-------                         ----------------------
   2.1 Acquisition Agreement dated June 3, 1996 between Energy Systems, Inc. and China Medical Development Co. Ltd. (1)
   3.1  Amended and Restated Articles of Incorporation (2)
   3.2  Bylaws, as amended to date (2)
   4.1  Certificate of Designation for Series A Convertible Preferred Shares(2)
   4.2  Certificate of Designation for Series B Convertible Preferred Shares(2)
   4.3  Certificate of Designation for Series C Convertible Preferred Shares(2)
  10.1 Conditional Acquisition Agreement between Natural Way Technologies, Inc. and China Food and Beverage Industrial Company Limited (2)
  10.2 Letter of Intent dated May 15, 1996 between Natural Way Technologies, Inc. and Simple Win Investment Ltd.
  10.3 Termination Agreement dated June 6, 1997 between Natural Way Technologies, Inc. and China Medical Development Company (3)
  16.1 Letter from D. Brian Macbeth relating to change of independent accountants (1)
  21.1  Subsidiaries of Registrant
  27.1* Financial Data Schedules

-------------

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

                                         NATURAL WAY TECHNOLOGIES, INC.



                                         By: /s/ Yiu Yat Hung
                                            ------------------------
                                            Yiu Yat Hung
                                            Chief Executive Officer

Dated: February 9, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                              Date
   ------------                 ----------                         --------

 /s/ Yat On           President and Director                    February 9, 2000
-------------------
Yiu Yat On


 /s/ Jin Hui Juan     Secretary and Director                    February 9, 2000
-------------------
Jin Hui Juan


 /s/ Yao Su Zhen      Director                                  February 9, 2000
-------------------
Yao Su Zhen


 /s/ Ma Ding Jie      Chief Financial Officer and Director      February 9, 2000
-------------------
Ma Ding Jie          (Principal Financial and Accounting
                      Officer)

                         NATURAL WAY TECHNOLOGIES, INC.

                          Index to Financial Statements


                                                                          Page
                                                                         ------

Independent Auditor's Report                                               F-2

Balance Sheets as of December 31, 1997 and 1998                            F-3

Statements of Operations for the Years Ended
 December 31, 1996, 1997 and 1998                                          F-4

Statements of Cash Flows for the Years Ended
 December 31, 1996, 1997 and 1998                                      F-5-F-6

Statements of Changes in Stockholders' Equity for the Years
 Ended December 31, 1996, 1997 and 1998                                    F-7

Notes to Financial Statements                                         F-8-F-19

                          INDEPENDENT AUDITOR'S REPORT


Stockholders and the Board of Directors
Natural Way Technologies, Inc.


We have audited the accompanying balance sheets of Natural Way Technologies, Inc. ("the Company") as of December 31, 1997 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1996, were audited by other auditors whose report, dated April 11, 1997, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Way Technologies, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles in the United States of America.

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

Also, as discussed in Notes 1, 9 and 11, the Company has recorded deemed dividends in 1997 primarily in conjunction with the termination of a joint venture interest and the misappropriations of a deposit.





Chicago, Illinois
October 15, 1999                            Blackman Kallick Bartelstein, LLP

                         NATURAL WAY TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998

                                                1997               1998
                                               ------           -----------
                                               Rmb'000      Rmb'000     US$'000
ASSETS

     Total assets                                   -          -              -
                                               =======    =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

     Total liabilities                              -           -             -
                                               -------    -------        -------
Stockholders' equity (deficit):
Preferred stock, Series A convertible
 and redeemable, par value US$0.001;
 issued and  outstanding  - 3,700 shares
 as of December 31, 1997 and 1998                   -           -            -

Preferred stock, Series C
convertible and redeemable,
par value US $0.001; issued
and outstanding - nil as of
December 31, 1997 and 1998                          -           -            -

Common stock, par value US$0.001;
 issued and outstanding - 3,500,000
 shares as of December 31, 1997 and 1998           29          29             3

Additional paid-in capital                     49,214      49,214         5,929
Accumulated deficit                           (49,243)    (49,243)       (5,932)
                                              -------     -------        -------
         Total stockholders' equity                 -           -             -
                                              -------     -------        -------

         Total liabilities and
              stockholders' equity                  -           -             -
                                              =======     =======        =======




   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                          1996                  1997                     1998
                                         ------                ------                  --------
                                        Rmb '000              Rmb '000       Rmb '000            US$ '000
                                       ----------            ----------     ----------          ----------

Net sales                                     -                     -              -                   -
Cost of goods sold                            -                     -              -                   -
                                       --------            -----------    -----------         ------------
      Gross profit                            -                     -              -                   -
General and administrative
   expenses                                (181)                    -              -                   -
Interest expense                             (5)                    -              -                   -
Bad debt expense                           (947)                    -              -                   -
Foreign exchange gain                         -                    24              -                   -
                                       --------            ----------      ---------          ----------
      Loss from continuing operations    (1,133)                   24              -                   -
Discontinued operations
    Income from operations before
      minority interest                  25,352                     -              -                   -
                                       --------            ----------      ---------          ----------
        Net income (loss) before
            minority interest            24,219                    24              -                   -
Minority interest                        (7,510)                    -              -                   -
                                       --------            ----------      ---------          ----------

Net income (loss)                        16,709                    24              -                   -
                                       ========            ==========      =========          ==========
Earnings (loss) per common share-

Basic
   Continuing operations                   (.14)                  .02              -
   Discontinued operations:
       Income from operations before
         minority interest                 3.09                     -              -
Minority interest                          (.91)                    -              -
                                        --------            ----------      ---------
      Total-Basic                          2.04                   .02              -
                                        ========            ==========      =========
Diluted
Continuing operations                      (.08)                  .02              -
   Discontinued operations:
       Income from operations before
         minority interest                 1.85                     -              -
Minority interest                          (.55)                    -              -
                                        --------            ----------      ---------
      Total-Diluted                        1.22                   .02              -
                                        ========            ==========      =========


   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                          1996         1997                1998
                                         ------       ------              ------
                                        Rmb '000     Rmb '000     Rmb '000       US$ '000
                                       ----------   ----------   ----------     ----------

Cash flows from operating activities:
Net income (loss)                         16,709         24            -              -
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities
 Provision for doubtful debts                947          -            -              -
Write-back of allowance for
  obsolete and slow-moving inventory        (527)         -            -              -
 Depreciation of property, plant
  and equipment                              965          -            -              -
 Minority interest                         7,510          -            -              -
 (Increase) decrease in operating
 assets-
  Accounts receivable, net               (18,293)         -            -              -
  Due from a related company               4,593          -            -              -
  Due from stockholders                       84          -            -              -
  Due from a director                        (75)         -            -              -
  Prepayments and deposits                   930          -            -              -
  Inventories, net                           399          -            -              -
  Deferred value added tax
   recoverable                               338          -            -              -
Increase (decrease) in operating
   liabilities-
 Accounts payable                          2,240          -            -              -
 Accrued expenses and other
   payables                              (17,241)       (18)           -              -
 Due to related  company                   3,032          -            -              -
 Taxation payable                          1,432          -            -              -
                                        --------      ------      -------       --------
Net cash provided by operating
activities                                 3,043          6            -              -
                                        --------      ------      -------       --------

                                     F-5        (To be continued)

                         NATURAL WAY TECHNOLOGIES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                          1996               1997                1998
                                         ------             ------              ------
                                        Rmb '000           Rmb '000     Rmb '000      US$ '000
                                       ----------         ----------   ----------    ----------

Cash flows from investing activities:
 Investment deposits                      (31,548)              -            -             -
 Acquisition of property, plant and
  equipment                                (8,218)              -            -             -
Establishment of joint venture              3,111               -            -             -
 Effect of translation adjustments             24             (24)           -             -
                                         --------         --------      -------      --------
  Net cash used in investing activities   (36,631)            (24)           -             -
                                         --------         --------      -------      --------
Cash flows from financing activities:
Diminution of cash due to
 disposal of subsidiary                         -          (9,999)           -             -
Issuance of common stock                        2               -            -             -
Loan, subsequently capitalized by
  issuance of preferred stock              49,920               -            -             -
Cost of issuance of stock                  (8,131)              -            -             -
Forgiveness of interest by a joint
  venture partner                           1,814               -            -             -
                                         --------         --------      -------      --------
    Net cash provided by (used in)
         financing activities              43,605          (9,999)           -             -
                                         --------         --------      -------      --------
   Net increase (decrease) in cash         10,017         (10,017)           -             -
Cash as of beginning of year                    -          10,017            -             -
                                         --------         --------      -------      --------
Cash as of end of year                     10,017               -            -             -
                                         ========         ========      =======      ========


   The accompanying notes are an integral part of these financial statements.
                                       F-6

                         NATURAL WAY TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                    Series A
                                   Convertible        Series B
                                  and Redeemable     Supervoting                                                      (Accumulated
                                  Preferred Stock   Preferred Stock   Common Stock      Additional           Deficit)  Cumulative
                             Number of            Number of           Number of          Paid-in   Dedicated Retained  Translation
                             Shares    Amount     Shares     Amount   Shares     Amount  Capital   Capital   Earnings  Adjustments
                            --------  -------     --------  -------  ---------   ------  -------- ---------  --------- ----------
                                      Rmb                   Rmb                  Rmb     Rmb '000 Rmb '000   Rmb '000  Rmb '000


Balance as of
December 31, 1995                -       -     100,000       832    8,000,000     66,560        8         -       (56)       -
Issuance of Series A
preferred stock              6,000      50           -         -            -          -   49,920         -         -        -
Issuance of common
stock                            -       -           -         -      200,000      1,664        -         -         -        -
Issuance costs                   -       -           -         -            -          -   (8,131)        -         -        -
Forgiveness of
interest by a joint
venture partner                  -       -           -         -            -          -    1,814         -         -        -
Net income                       -       -           -         -            -          -        -         -    16,709        -
Transfer from retained
earnings to dedicated
capital                          -       -           -         -            -          -        -     1,752    (1,752)       -
Translation adjustments          -       -           -         -            -          -        -         -         -       24

Balance as of December
31, 1996                     6,000      50     100,000       832    8,200,000     68,224   43,611     1,752    14,901       24
Conversion of Series A
 preferred stock to
common stock                (2,300)    (19)          -         -    2,300,000     19,136      (19)        -         -        -
Redemption and
cancellation of Series
B preferred stock                -       -    (100,000)     (832)           -          -        1         -         -        -
Assumption of liabilities
and contribution to capital      -       -           -         -            -          -    5,563         -         -        -
Redemption and cancellation
of common stock                  -       -           -         -   (7,000,000)   (58,240)      58         -         -        -
Transfer back to retained
earnings from dedicated
capital                          -       -           -         -            -          -        -    (1,752)    1,752        -
Deemed dividend-terminated
joint venture interest           -       -           -         -            -          -        -         -   (54,198)       -
Deemed dividend -
misappropriated funds            -       -           -         -            -          -        -         -   (11,648)       -
Deemed dividend -
forgiveness of accounts
receivable                       -       -           -         -            -          -        -         -       (74)       -
Net income                       -       -           -         -            -          -        -         -        24        -
Translation adjustments          -       -           -         -            -          -        -         -         -      (24)

Balance as of December
31, 1997 and 1998            3,700      31           -         -    3,500,000     29,120   49,214         -   (49,243)       -

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

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Basis of consolidation

          The consolidated financial statements include the 1996 accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

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

          There were no sales from continuing operations for 1996 through 1998, as all company sales were from its discontinued operations. See Note 1.

     c.   Income taxes

          Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109.

     d.   Foreign currency translation

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

Translation of amounts from Rmb into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on December 31, 1998 of US$ 1.00 : Rmb$8.30. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate on the above dates or at any other date.

     e.   Earnings per common share

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

          The weighted  average number of shares  outstanding for basic earnings
          (loss) per share during the years ended December 31, 1996, 1997 and 1998 were 8,200,000, 1,200,000, and 2,743,835, respectively. The weighted  average number of shares  outstanding  for diluted  earnings
          (loss) per share during the years ended December 31, 1996, 1997 and 1998 were 13,661,202, 1,200,000, and 2,743,835, respectively.

     f.   Segment reporting

          In December 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of this statement requires that reportable segments are reported consistent with how management assesses segment performance. This statement requires disclosure of certain information by reportable segment, geographic area and major customer. The Company's only operations consisted of the joint venture, DHPC, in 1996. DHPC's only operating segment was the manufacture and sale of certain formulated Chinese medicines.

     g.   Management estimates

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

5. CAPITAL STOCKS AND WARRANTS (cont;'d)

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

6.  TAXATION

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

The reconciliations of the United States federal income tax rate to the effective income tax rate based on the income (loss) before provision for income taxes stated in the statements of operations is as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                               1996
                                                              ------
                  U.S. federal income tax rate                  35%
                  Effect of different tax rates
                    in foreign jurisdictions                    (2)
                  Effect of tax exemption for DHPC             (33)
                                                            ------
                  Effective income tax rate                      -%
                                                            ======

7.  DISTRIBUTION OF INCOME

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

8.  RETIREMENT PLAN

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

9.  RELATED PARTY TRANSACTIONS

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

Mr. Yat-on Yiu                    Current director and CEO of the Company
                                  and brother of Mr. Yat-hung Yiu

China Food and Beverage           A company beneficially owned and controlled by
Industrial Co. Limited (CFBI)     Mr. Yat-hung Yiu

New Silver Eagle Holdings Limited Stockholder of the Company and common directors with the Company (see Note 1)

Huakang Headquarters              Common directors with the joint venture
                                  partner, DHPP (see Note 1)

Beautimate Group Limited          Stockholder (see Note 1)

Ongoing Limited                   Stockholder (see Note 1)

Summary of related party balances and transactions is as follows:

                                       1996      1997             1998
                                      ------    ------          ---------
                                     Rmb'000    Rmb'000    Rmb'000     US$'000

Interest expense paid to
  related companies
- Huakang Headquarters                   283           -         -           -
- DHPP [Note 11(b)]                    1,814           -         -           -

Deemed dividend - forgiveness of
  accounts receivable from
  Mr. Yat-hung Yiu                         -         74-         -

Deemed dividend - misappropriation
 of deposit with CFBI(*)                   -      11,648         -           -

Management fee paid to a
  related company
- Huakang Headquarters                 1,093           -         -           -

In 1996, DHPC and Huakang Headquarters undertook a joint advertisement program with total advertising expenses amounting to approximately Rmb17,874,000, of which approximately Rmb7,440,000 was allocated to and absorbed by Huakang Headquarters.

See also Notes 1, 10 and 11 for additional related party disclosures.

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

10.   SUBSEQUENT EVENT

On August 24, 1999, the Board of Directors approved the issuance of 10,530,500 shares to the Beautimate Group Limited in exchange for their capital contribution of at least US$200,000 to pay for professional fees incurred by the Company.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a.  Cash paid (received) for interest comprised:

                             1996             1997                  1998
                           Rmb'000           Rmb'000           Rmb'000   US$'000
Interest paid                65                  -               -           -
Interest received          (520)                 -               -           -

b.  Supplementary disclosure of noncash investing activities:

1996
----

(i) In conjunction with the establishment of DHPC, the PRC joint venture partner, DHPP, transferred the following operating assets (liabilities) into DHPC:

                                                               Rmb'000

         Cash                                                   3,111
         Account receivables                                   56,187
         Due from related companies                             8,752
         Prepayments and deposits                               3,537
         Inventories                                            5,490
         Deferred value added tax recoverable                   1,349
         Property, plant and equipment                         18,157
         Short-term borrowings                                    (37)
         Accounts payable                                      (6,776)
         Accrued expenses and other payables                  (24,900)
         Due to related companies                                (380)
         Taxation payable                                     (12,216)
                                                             --------
                                                               52,274

          Less:Negative goodwill adjusted against property,
               plant and equipment                             (1,884)
                                                             --------
                                                               50,390
                                                             ========
         Represented by -
         Capital contribution by DHPP into DHPC (see Note 1)   14,940

         Payable to DHPP (see Note 1)                          35,450
                                                             --------
                                                               50,390
                                                             ========
Cash inflow resulting from the establishment of DHPC            3,111
                                                             ========

(ii) On June 30, 1996, the Company acquired a 100% interest in CMDC by issuing 7,000,000 shares of common stock, 100,000 shares of Series B supervoting preferred stock, 7,000,000 Class A warrants, 7,000,000 Class B warrants and 7,000,000 Class C warrants (see Note 1). In addition, the Company capitalized a loan amounting to Rmb49,920,000 by issuance of 6,000 shares of Series A convertible and redeemable preferred stock [see Note 5 b (i)].

In 1996, interest payable of Rmb1,814,000 from DHPC to DHPP, a joint venture partner, was forgiven by DHPP and contributed to additional paid-in capital of the Company.

1997
----
In accordance with the Company's termination of its ownership of CMDC and its joint venture (see Note 1), the following balances were removed through a noncash transaction:

                                                             Rmb '000   US$ '000
                                                             --------   --------
         Cash                                                 9,999       1,205
         Receivables                                         73,533       8,859
         Amounts due from related companies                   4,159         501
         Prepayments, deposits and other                      2,607         314
         Inventories                                          5,618         677
         Investment deposits                                 19,900       2,398
         Deferred value-added tax recoverable                 1,011         122
         Property, plant and equipment                       23,526       2,834
         Accounts payable                                    (9,016)     (1,086)
         Accrued expenses and other payables                 (5,591)       (674)
         Income taxes payable                               (13,648)     (1,644)
         Payable to a joint venture partner                 (35,450)     (4,271)
         Minority interest                                  (22,450)     (2,705)
                                                            --------     -------
         Deemed dividend-terminated joint venture interests  54,198       6,530
                                                            ========     =======

In conjunction with the termination of the investment in subsidiary,  the shares
originally  issued  for  the  acquisition  were  returned.   These  shares  were
subsequently cancelled on December 1, 1997 (see Note 5).
                                                        Rmb '000         US$'000
                                                        --------         -------
         Redemption and cancellation of common stock      (58)             (7)
         Redemption and cancellation of Series B
          supervoting preferred stock                      (1)              -
         Additional paid-in capital                        59               7
                                                         -----           -----
                                                            -               -
                                                         =====           =====

On December 31, 1997, Rmb2,151,000 of accrued expenses and Rmb3,412,000 of amounts due to related companies were assumed by the stockholder, New Silver Eagle Holdings Limited. The stockholders then contributed the total balance of the liabilities assumed to additional paid-in capital.

12.  OPERATING RISKS

a.   Dependence on strategic relationship

     The Company conducted its manufacturing operations through a joint venture with DHPP, a PRC state-owned enterprise in 1996. The termination of this strategic relationship had an adverse effect on the operations of the Company. See Note 1.

b.   Limited product types

     Substantially all of the Company's sales in 1996 were derived from two products, via its 70% ownership in DHPC, which was terminated on January 1, 1997. No further operations existed for 1997 and 1998.

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

d. The Company had transactions with customers in the PRC. The customers may settle their debts and distribute their dividends outside the PRC. The remittances are subject to control because Rmb is not freely convertible into foreign currencies. Due to discontinued operations, there were no continuing operations in 1996 through 1998. See Note 1.

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

13.  OTHER SUPPLEMENTAL INFORMATION

                                             1996      1997          1998
                                            ------    ------        -------
                                           Rmb'000    Rmb'000  Rmb'000   US$'000

Provision for doubtful debts                 947         -       -          -
Write-back of allowance for
 obsolete and slow-moving
 inventories                                (527)        -       -          -
Advertising expense                       10,434         -       -          -