Form 10QSB
period 1999-03-31
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-10
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

   Item 1.  Financial Statements

            Consolidated Balance Sheets - March 31, 1999 and
            December 31, 1998..............................................3

            Consolidated Statements of Operations - For the three
            month periods ended March 31, 1999 and 1998....................4

            Consolidated Statements of Cash Flows - For the three
            month periods ended March 31, 1999 and 1998....................5

            Notes to Consolidated Financial Statements.....................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................6

PART II - OTHER INFORMATION................................................7

SIGNATURES.................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Balance Sheets
                    (Amounts expressed in United States $000)

                                         March 31, 1999      December 31, 1998
                                         --------------      -----------------
ASSETS
Total assets                                          -                -
                                           =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                     -                -
                                           =============     ============
Common stock, par value US$0.001; issued
and outstanding - 3,500,000 shares as of
December 31, 1998 and March 31, 1999
                                                      3                3
Additional paid in capital                        5,929            5,929
Accumulated deficit                             (5,932)          (5,932)
                                           -------------     ------------
Stockholders' equity                                  0                0
                                           -------------     ------------
Total liabilities and stockholders' equity            -                -
                                           =============     ============

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   (Amounts expressed in United States $`000)

                                                 Three Months Ended March 31,
                                                   1999               1998
                                                 ---------         ----------

Net Sales                                       $     0             $     0
Cost of Goods Sold                                    0                   0
                                                 -------             -------
     Gross Profit                                     0                   0
                                                 -------             -------
Selling, General and Administrative Expenses          0                   0
Other Incomes, net                                    0                   0
                                                 -------             -------
Income Before Taxes                                   0                   0
Provisions for Income Taxes                           0                   0
                                                 -------             -------
Net Income                                      $     0            $      0
                                                 =======             =======
Net Income Per Common Share                     $     0            $      0
                                                 =======             =======
Weighted Average Number of
Shares Outstanding                            3,500,000           3,500,000
                                              ==========          ==========

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   (Amounts Expressed in United States $`000)

                                                    Three Months Ended March 31,
                                                       1999              1998
                                                      ------            ------
Cash flows from operating activities:
Net Income                                          $      0        $       0
                                                     --------         --------

Net cash provided by (used in) operating activities        0                0
                                                     --------         --------
Cash flows from investing activities:

Net cash provided by (used in) investing activities        0                0
                                                     --------         --------
Cash flows from financing activities:

Net cash provided by (used in) financing activities        0                0
                                                     --------         --------
Net increase (decrease) in cash                            0                0

Cash as of beginning of period                             0                0
                                                     --------         --------
Cash as of end of period                            $      0        $       0
                                                     ========         ========

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999


1.       Interim Financial Presentation

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998 balance sheet data was derived from audited financial statements and may not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     The Company reported no revenue or expenses for either three month period ended March 31, 1999 or 1998.

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