Form 10QSB
period 1999-06-30
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-10
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .


                           Commission File No. 1-12293


                         NATURAL WAY TECHNOLOGIES, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                             87-0394313
-------------------------------                  -------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)


            Rm. 2211-2215, Science and Technology Building, No. 1001
                Shangbuzhong Road, Fution District Shenzhen, PRC
            --------------------------------------------------------
                    (Address of principal executive offices)


                               011-07-55-369-9588
                           (Issuer's telephone number)

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

   Item 1.  Financial Statements

            Consolidated Balance Sheets - June 30, 1999 and
            December 31, 1998...............................................3

            Consolidated Statements of Operations - For the three
            month and six month periods ended June 30, 1999 and 1998........4

            Consolidated Statements of Cash Flows - For the six
            month periods ended June 30, 1999 and 1998......................5

            Notes to Consolidated Financial Statements......................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................7

PART II - OTHER INFORMATION.................................................7
SIGNATURES..................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Balance Sheets
                    (Amounts expressed in United States $000)

                                           June 30, 1999  December 31, 1998
                                           -------------  -----------------
ASSETS
Total assets                                         -                -
                                            ===========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                    -                -
                                            ===========     ============
Common stock, par value US$0.001; issued
and outstanding - 3,500,000 shares as of
December 31, 1998 and June 30, 1999
                                                     3                3
Additional paid in capital                       5,929            5,929
Accumulated deficit                             (5,932)          (5,932)
                                            -----------     ------------
Stockholders' equity                                 0                0
                                            -----------     ------------
Total liabilities and stockholders' equity           -                -
                                            ===========     ============


      See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Operations
                (Amounts expressed in United States Dollars $000)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                               ---------------------     -----------------
                                1999         1998         1999        1998
                               ------       ------       ------      ------
Revenues                      $     0       $    0       $    0      $    0
                               -------      -------      -------     -------
Expenses:
Administrative expenses             0            0            0           0
Bad debt expenses                   0            0            0           0
Foreign currency gain               -            0            -           0
                               -------      -------      -------     -------
Net (loss)                    $     0      $     0       $    0      $    0
                               =======      =======      =======     =======
(Loss) per share              $     0      $     0       $    0      $    0
                               =======      =======      =======     =======
Weighted average share
outstanding                 3,500,000    3,500,000    3,500,000   3,500,000
                            =========    =========    =========   ==========


      See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Cash Flows
                (Amounts expressed in United States Dollars $000)


                                                    Six Months Ended June 30,
                                                     1999               1998
                                                    ------             ------
Cash flows from operating activities:
Net loss                                           $      0          $      0
                                                    -------           -------
Net cash used in operating activities                     0                 0
                                                    -------           -------
Cash flows from investing activities:
Net cash (used in) investing activities                   0                 0
                                                    -------           -------
Cash flows from financing activities:
Net cash provided by financing activities                 0                 0
                                                    -------           -------
Net increase (decrease) in cash                           0                 0
                                                    -------           -------
Cash at beginning of period                               0                 0
                                                    -------           -------
Cash at end of period                              $      0          $      0
                                                    =======           =======

      See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material Changes in Results of Operations

     The Company reported no revenue or expenses for either the three month or six month periods ended June 30, 1998 or 1997.

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


                                    NATURAL WAY TECHNOLOGIES, INC.


Date: February 9, 2000              By: /s/ Yiu Yat On
                                       -------------------------------
                                       Yiu Yat On, President



Date: February 9, 2000              By: /s/ Ma Ding Jie
                                       -------------------------------
                                       Ma Ding Jie, Chief Financial Officer