Form 10QSB
period 1999-09-30
NATURAL WAY TECHNOLOGIES INC
filed 2000-02-10
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

   Item 1.  Financial Statements

            Consolidated Balance Sheets - September 30, 1999 and
            December 31, 1998.............................................3

            Consolidated Statements of Operations - For the three
            month and nine month periods ended September 30, 1999
            and 1998......................................................4

            Consolidated Statements of Cash Flows - For the nine
            month periods ended September 30, 1999 and 1998...............5

            Notes to Consolidated Financial Statements....................6

   Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................6

PART II - OTHER INFORMATION...............................................7

SIGNATURES................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Balance Sheets
                    Amounts expressed in United States $`000


                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------
ASSETS
         Total assets                                   -                -
                                             =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
          Total liabilities                             -                -
                                             =============     ============
Common stock, par value US$0.001; issued
and outstanding - 3,500,000 shares as of
December 31, 1998 and September 30, 1999                3                3
Additional paid in capital                          5,929            5,929
Accumulated deficit                                (5,932)          (5,932)
                                             -------------     ------------
Stockholders' equity                                    0                0
                                             -------------     ------------
Total liabilities and stockholders' equity              -                -
                                             =============     ============

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Operations
                    Amounts expressed in United States $'000

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                -------------------       ------------------
                                 1999         1998        1999        1998
                                ------       ------       -----      ------
Revenues                        $     0      $     0     $    0      $    0
                                  -----       ------      -----       -----
Expenses:                                                                 0
                                      0            0          0           0
                                  -----       ------      -----       -----
Net income (loss)               $     0            0          0           0
                                  =====       ======      =====       =====
(Loss) per share                $     0            0          0           0
                                  =====       ======      =====       =====
Weighted average share
outstanding                   3,500,000    3,500,000  3,500,000   3,500,000
                              =========    =========  =========   =========

     See accompanying notes to condensed consolidated financial statements

                 NATURAL WAY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            Statements of Cash Flows
                    Amounts expressed in United States $'000

                                                Nine Months Ended September 30,
                                                 1999                    1998
                                                ------                  ------
Cash flows from operating activities:
Net loss                                        $    0                 $    0
                                                 ------                 ------
Net cash used in operating activities                0                      0
                                                 ------                 ------
Cash flows from investing activities:
Net cash (used in) investing activities              0                      0
                                                 ------                 ------
Cash flows from financing activities:
Net cash provided by financing activities            0                      0
                                                 ------                 ------
Net increase (decrease) in cash                      0                      0
                                                 ------                 ------
Cash at beginning of period                          0                      0
                                                 ------                 ------
Cash at end of period                          $     0                  $   0
                                                 ======                 ======


     See accompanying notes to condensed consolidated financial statements

                         NATURAL WAY TECHNOLOGIES, INC.
                          Notes to Financial Statements
                               September 30, 1999


1.   INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     The Company reported no revenues for the three month or nine months ended September 30, 1999 or 1998.

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