Form 10KSB
period 1999-12-31
NATURAL WAY TECHNOLOGIES INC
filed 2000-04-13
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 1-12293

                         NATURAL WAY TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        87-0394313
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                  Flat A, United Plaza, 5022 Binhe Main Street,
                      Futian District Shenzhen, PRC 518026
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 86-755-255-1130

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class           Name of Each Exchange on Which Registered
     ---------------------         -------------------------------------------
            None                                    None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         --------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
         ---   ----

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

     As of April 12, 2000, 12,800,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $8,750,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Transitional Small Business Disclosure Format: Yes   No   X
                                                             ---   -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                         -------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.............................      1
         ITEM 2.  DESCRIPTION OF PROPERTIES...........................      3
         ITEM 3.  LEGAL PROCEEDINGS ..................................      3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.................................      3

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................     3
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................     3
         ITEM 7.  FINANCIAL STATEMENTS................................     4
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............     4

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...................     4
         ITEM 10. EXECUTIVE
                  COMPENSATION........................................     5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................     5
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS........................................     6
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K.................................................     6

                  SIGNATURES..........................................     7

                  FINANCIAL STATEMENTS................................   F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Natural Way Technologies, Inc. was incorporated under the laws of the State of Nevada on May 4, 1988. The Company was formed to review and make investments or seek business opportunities in any industry.

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

     The other key provisions of the joint venture agreement included:


     -    The joint  venture  would run for 30 years  from  March  1996 to March
          2026;


     - The profit and loss sharing ratio is the same as the respective percentage of equity and interest; and


     -    The  Board  of  Directors  consisted  of  seven  members,   with  four
          designated by CMDC and three designated by DHPP.

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

     On June 6, 1997, the Company executed a Termination Agreement effective retroactively to January 1, 1997 whereby the Company divested its interest in CMDC in return for the 7,000,000 shares of common stock and the 100,000 shares of Series B supervoting preferred stock originally issued in the Exchange. This transaction has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the statements of operations for calendar year 1997.

     On March 31, 2000, the Company approved a one for five reverse split of its common shares, acquired all of the issued and outstanding shares of World Concept Development Limited for 9,300,000 post reverse split common shares and changed its name to sSoftbank.com, Inc.

     eSoftbank.com, Inc. ("eSoftbank.com" or "Company") is a leading software development company in China. Its focus is on various e-commerce, network management and resource control systems for business and government enterprises. Converting leading edge software technologies into web-based service technologies, eSoftbank.com is an on-line professional software exchange and collaborative platform recently launched by the Company. As one of the first Application Service Providers (ASP) in China, eSoftbank.com is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job subcontracting, software testing and supportive services.

     eSoftbank.com currently owns 100% of the outstanding shares of eSoftbank Network Systems (Shenzhen) Co. Ltd., 80% of eSoftbank (Beijing) Software Co. Ltd. and 52.3% of SiTech Hainan Ltd.

     eSoftbank Network Systems serves as the company's head office in Shenzhen and serves as the base for exploring strategic partnerships, as well as business venture and investment opportunities in the information technology industry in China.

     eSoftbank Software System Company has developed the collaborative software website, eSoftbank.com. This business-to-business portal establishes a dynamic virtual community that provides an infrastructure of productivity tools and services to facilitate a collaborative effort among a worldwide community of software developers. eSoftbank.com consists of: an interactive learning center, a software collaborative center, a credit assessment center, a virtual software workspace and a human resource center.

     Software developers come to eSoftbank.com looking for project participation and knowledge sharing. Companies that would like to subcontract their projects to independent software engineers or software companies find that eSoftbank.com provides a cost effective and efficient collaborative, job matching platform. For independent software engineers and Software Companies, eSoftbank.com offers a good source of business opportunities and the virtual web space and resources for them to achieve better performance.

     Revenues from eSoftbank.com are principally derived from commissions on transaction volume consummated on the platform, as well as, handling fees, service charges for software engineering and technical support services.

     SiTech Hainan Ltd. Offers a wide range of package and custom-designed Internet-related software applications, and control network systems under the registered brand name of SiTech2000. SiTech2000 is an integrated Internet software package, which consists of a variety of modules catering to different functions in an organization, such as, management information systems, office automation, financial management and e-commerce.

ITEM 2. DESCRIPTION OF PROPERTIES

     During 1999, The Company operated from an office suite at Rm. 2211 2215, Science and Technology Building, No. 1001, Shangbuzhong Road, Fution District, Shenzhen, PRC. With the acquisition of World Concept Development Limited, the Company has relocated to Rm. 2111, Flat A, United Plaza, 5022 Binhe Main Street, Futian District, Shenzhen PRC 518026.

     The Company believes that its properties are adequate to support its current operations.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any pending or threatened litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is traded in the over-the counter on the NASD Electronic Bulletin Board. Trading in the Company's Common Stock is extremely limited and sporadic, and there is no current market in the Company's stock. The Company's stock trades under the symbol NWYT until April 6, 2000, when because of its name change, the symbol was changed to ESFB.

Record Holders

     As of April 12, 2000, there were approximately 300 record owners of the Common Stock of the Company.

Dividends

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     The Company had no operations for the year ended December 31, 1998. For the year ended December 31, 1999, the Company had no revenues, but incurred $274,000 in expenses to bring all of its audits, United States Securities and Exchange Commission (SEC) filings and its state filings current. During July 1999, 10,900,000 shares of common stock were issued to Beautimate Group Limited and various related parties who contributed the $274,000 on behalf of the Company.

Material Changes in Financial Condition, Liquidity and Capital Resources

     During 1999, the Company issued 10,900,000 shares of its common stock to various parties who contributed $274,000 on behalf of the Company to bring its audits, SEC filings and state filings current. In addition, 3,100 shares of Series A Convertible Preferred Stock was converted into 3,100,000 shares of common stock.

     Because of the acquisition of World Concept Development Limited and subsidiaries on March 31, 2000, it is difficult to predict the Company's need for capital over the next twelve months. However, it is likely that the Company may require additional financing or equity to fully implement its business plan.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Blackman Kallick Bartelstein LLP appears on pages F-2 through F-10 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the execution of the Termination Agreement in 1997, Arthur Andersen resigned as independent accountants and the Company's Board of Directors selected Blackman Kallick Bartelstein LLP as its new independent accountant.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information Regarding Present Directors and Executive Officers

     The following table sets forth the names and ages of the executive officers and directors of the Company and the positions held by each. These persons assumed their positions as a result

 Name                Age      Title
------              -----    -------
Dr. Lan Hong Bin     33      Chairman, Chief Executive Officer and Director
Mr. Gao Xinmin       62      Chief Scientist and Director
Fa Ding Liu          46      Secretary / Chief Financial Officer and Director

     Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

     Dr. Lan Hong was elected as Chairman, Chief Executive Officer and Director on March 31, 2000 as a result of the acquisition of World Concept Development Limited. Dr. Lan is the founder and General Manager of Sitech Hainan Limited. Dr. Lan received his doctrate in System Engineering form Huazhong University in Wuhan and has done post graduate work at Qinghua University, Beijing.

     Mr. Gao Xinmin was elected to the Board of Directors and appointed as Chief Scientist on March 31, 2000 as a result of the acquisition of World Concept Development Limited. From 1994-98, he was the director of the State Information Centre. He is currently the Vice Chairman of China Information Industry Association. Mr. Gao holds a degree from Stalingrad University.

     Mr. Fa Ding Liu was elected to the Board of Directors and appointed as Secretary and Chief Financial Officer on March 31, 2000 as a result of the acquisition of World Concept Development Limited Since 1995. Mr. Liu has served as president of AE Capital Markets, Inc. (formerly China Southern Securities Corp.). Mr. Liu holds an MBA from China Science & Technology University, Beijing.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table is furnished as of April 12, 2000, to indicate beneficial ownership by the Company's common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock (2) each director, nominee and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.

                                             Number of Shares
Name and address of Beneficial Owner (1)    Beneficially Owned (2)    Percent
----------------------------------------    ----------------------    -------
Dr. Lan Hong Bin                                5,781,460              45.17 %
Flat A, United Plaza
5022 Binhe Main Street
Futian District Shenzhen, PRC 518026
                                                        -                  -
Mr. Gao Xin
Flat A, United Plaza
5022 Binhe Main Street
Futian District Shenzhen, PRC 518026
                                                        -                  -
Fa Ding Liu
17 State Street, 26th Floor
New York, NY 10004
                                              ------------    -----------------
All officers and directors as a group
  (3 persons)                                   5,781,460              45.17 %
                                              ============    =================
Pacific Winner Development Limited (1)          4,193,660              32.76 %
Best Asia Investment Limited                      747,200               5.84 %
Asia Concept Investment Limited                   840,600               6.57 %
China Enterprise Federation                       672,480               5.25 %
World Concept Holding Limited                   1,120,800               8.76 %
Metrolink Holdings Limited (1)                    790,000               6.19 %

1. Unless otherwise noted, each person or entity identified posseses sole voting and investment power with respect to the shares shown opposite the name of such person or entity.

2.   Shares of these  companies  are deemed  beneficially  owned by Dr. Lan Hong
     Bin.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999 an entity controlled by the then president of the Company and certain related individuals contributed $274,000 to the Company in exchange for 10,900,000 shares of common stock. In addition, an affiliated company of then then president converted 3,100 Series A Convertible Preferred Stock into 3,100,000 shares of common stock of the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                     Description of Exhibit
-------                    -----------------------
 2.1*   Exchange Agreement by and among Natural Way Technologies, Inc.
        and the shareholders of World Concept Development Limited
 3.1*   Amended and Restated Articles of Incorporation
 3.2*   Certificate of Decrease and Increase in Authorized Shares
 3.3    Bylaws, as amended to date (1)
 4.1 Certificate of Designation for Series A Convertible Preferred Shares (1) 21.1* Subsidiaries of Registrant
 27.1*  Financial Data Schedule

------------------

*    Filed herewith

(1) Incorporated by reference to the respective exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NATURAL WAY TECHNOLOGIES, INC.



                                                 By: /s/ Dr. Lan Hong Bin
                                                    ------------------------
                                                     Dr. Lan Hong Bin
                                                     Chief Executive Officer

Dated: April 13, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                Title                                   Date
  --------------            -------                                 ------


 /s/ Dr. Lan Hong Bin       Chairman, Chief Executive Officer
------------------------    and Director                        April 13, 2000
Dr. Lan Hong Bin


 /s/ Jin Hui Juan            Secretary, Chief Financial and
------------------------     Accounting Officer and Director    April 13, 2000
Jin Hui Juan


 /s/ Yao Su Zhen             Director                           April 13, 2000
------------------------
Yao Su Zhen

                         NATURAL WAY TECHNOLOGIES, INC.

                          Index to Financial Statements


                                                                           Page
                                                                          ------

Independent Auditor's Report                                               F-2

Balance Sheets as of December 31, 1998 and 1999                            F-3

Statements of Operations for the Years Ended
 December 31, 1998 and 1999                                                F-4

Statements of Cash Flows for the Years Ended
 December 31, 1998 and 1999                                                 F-5

Statements of Changes in Stockholders' Equity for the Years
 Ended December 31, 1998 and 1999                                          F-6

Notes to Financial Statements                                        F-7 - F-10

                          INDEPENDENT AUDITOR'S REPORT


Stockholders and the Board of Directors
Natural Way Technologies, Inc.


We have audited the accompanying balance sheets of Natural Way Technologies, Inc. ("the Company") as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Way Technologies, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles in the United States of America.





Chicago, Illinois
March 25, 2000, except for Note 7, as to
 which the date is March 27, 2000              Blackman Kallick Bartelstein, LLP

                         NATURAL WAY TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999


                                                       1998                   1999
                                                      -------                ------
                                                      Rmb'000        Rmb'000         US$'000

ASSETS

     Total assets                                           0              0                 0
                                                     ========        ========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable and
      total current liabilities                             0            680                82
                                                     --------        --------        ---------
Stockholders' equity (deficit):
Preferred stock, Series A convertible
 and redeemable, par value US$0.001;
 issued and  outstanding  - 3,700 and 600 shares
 as of December 31, 1998 and 1999, respectively             -              -                -

Preferred stock, Series C
convertible and redeemable,
par value US $0.001; issued
and outstanding - nil as of
December 31, 1998 and 1999                                  -              -                -

Common stock, par value US$0.001;
 issued and outstanding - 3,500,000 and
 17,500,000 shares as of December 31,
 1998 and 1999, respectively                               29            145                17

Additional paid-in capital                             49,214         51,376             6,190
Less receivable from stockholder                            -           (680)              (82)
Accumulated deficit                                   (49,243)       (51,521)           (6,207)
                                                     ---------       --------        ---------

     Total stockholders' equity                             0           (680)              (82)
                                                     ---------       --------        ---------
     Total liabilities and
      stockholders' equity                                  0              0                 0
                                                     ========        ========        =========




   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                      1998                     1999
                                    Rmb '000         Rmb '000          US$ '000
                                   ----------       ----------        ----------
General and administrative
   expenses                             -             (2,278)            (274)
                                   --------          ---------         --------

Net loss                                -             (2,278)            (274)
                                   ========          =========         ========
Loss per common share-


      Total-Basic                       -              (.17)
                                   ========          =========
      Total-Diluted                     -              (.17)
                                   ========          =========






   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                            1998                 1999
                                          Rmb '000      Rmb '000       US$ '000
                                         ----------    ----------     ----------

Cash flows from operating activities:
Net loss                                      -          (2,278)          (274)
Adjustment to reconcile net
 loss to net cash
 provided by operating activities

    Expense reimbursement through
     issuance of common stock                 -           2,278            274
                                         --------       ---------       --------
Net cash provided by operating
 activities                                   -               -              -
                                         --------       ---------       --------
    Net increase in cash                      -               -              -

Cash as of beginning of year                  -               -              -
                                         --------       ---------       --------
Cash as of end of year                        -               -              -
                                         ========       =========       ========

Noncash Investing and Financing Activities:

 1999
------

During July 1999, 10,900,000 additional shares of common stock were issued at an average price of US$0.025 per share as reimbursement to Beautimate Group Limited and various related party individuals for the payment of professional fees, on the company's behalf. As of December 31, 1999, US$82,000 of these fees were included in accounts payable. A receivable from a stockholder was also recorded against legal capital at the same amount, to reflect the fees not yet paid by that stockholder during 1999. Such fees were paid subsequent to December 31, 1999.

During July 1999, 3,100 shares of Series A Convertible Preferred stock, par value US$0.001, were converted to 3,100,000 shares of common stock.






   The accompanying notes are an integral part of these financial statements.

                         NATURAL WAY TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                         Series A
                        Convertible          Series B
                      and Redeemable        Supervoting
                      Preferred Stock     Preferred Stock        Common Stock      Additional                            Cumulative
                    Number of           Number of              Number of           Paid-in     Dedicated   Accumulated   Translation
                    Shares      Amount  Shares      Amount    Shares      Amount   Capital     Capital     Deficit       Adjustments
                    ---------- ------- ----------   -------  ----------  --------  ----------  ---------  -------------  -----------
                                Rmb                 Rmb                    Rmb      Rmb '000    Rmb '000    Rmb '000      Rmb '000


Balance as
  of December 31,
  1998                 3,700      31       -          -      3,500,000   29,120      49,214       -         (49,243)         -

Conversion of
  Series A preferred
  stock to common
  stock               (3,100)    (26)      -          -      3,100,000   25,730         (26)      -               -          -

Issuance of common
  stock                    -       -       -          -     10,900,000   90,470       2,188       -               -          -

Net loss                   -       -       -          -              -        -           -       -          (2,278)         -
                     --------  ------    -----     ------  -----------  --------    ---------   -----       --------       -----
Balance as of
  December 31, 1999      600       5       -          -     17,500,000  145,320      51,376       -         (51,521)         -
                     --------  ------    -----     ------  -----------  --------    ---------   -----       --------       -----






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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Income taxes

          Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109.

     b.   Foreign currency translation

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

          Translation of amounts from Rmb into United States dollars ("US$") for the convenience of the reader has been made at the single rate of exchange on December 31, 1999 of US$1.00 : Rmb8.30. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate on the above dates or at any other date.

     c.   Earnings per common share

          Basic loss per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted loss per share would include the dilutive effect of securities that could be exercised or converted into common stock.

          The weighted average number of shares outstanding for basic and diluted loss per share during the years ended December 31, 1998 and 1999 were 2,743,835 and 13,453,425, respectively.

     d.   Management estimates

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

3.    CAPITAL STOCKS

     a.   Common stock

          The Company's authorized common stock is 50,000,000 shares with par value of US$0.001 each. On July 31, 1999, the Company issued 10,900,000 shares of common stock, par value US$0.001 each, to reimburse Beautimate Group Limited and various individual stockholders for their payment of legal, professional and auditing fees incurred by the Company. As US$82,000 of these fees were not paid as of December 31, 1999, a receivable from a stockholder has been recorded against legal capital.

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

          (i)  Series A convertible and redeemable preferred stock

          In 1996, the Company sold 6,000 shares of Series A convertible and redeemable preferred stock, par value US$0.001 each, for US$6,000,000 (equivalent of Rmb49,920,000) by capitalizing a loan of the same amount. The Series A convertible and redeemable preferred stock carries preferential rights to dividends and distributions convertible and redeemable upon liquidation. Each share of the Series A convertible and redeemable preferred stock is convertible into common stock with the number of shares of common stock determined by US$1,000 divided by a conversion factor. The conversion factor equals the lesser of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion or US$1.00. The outstanding Series A convertible and redeemable preferred stock is redeemable at the option of the Company at any time after December 31, 1997 by giving ten days of notice at a price equal to US$1,000 per share plus any accrued dividends. During July 1999, 3,100 shares of Series A convertible and redeemable preferred stock were converted to 3,100,000 shares of common stock at US$1.00 per share. This stock is owned by Approach Investments Limited. See Note 5.

          (ii) Series C convertible and redeemable preferred stock

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

4.   TAXATION

The Company is subject to income taxes, on an entity basis, on income arising in or derived from the tax jurisdiction in which it operates.

The Company has not provided for income taxes on any undistributed earnings of its international operations because the earnings are reinvested and, in the opinion of management, will continue to be reinvested in the foreseeable future.

The reconciliations of the United States federal income tax rate to the effective income tax rate based on the loss stated in the statements of operations is as follows:

                                                 Year Ended December 31,
                                                 1998             1999
                                                ------           ------

            U.S. federal income tax rate          34%              34%
            Effect of tax loss                   (34)             (34)
                                                ------          -------
            Effective income tax rate              -%               -%
                                                ======          =======

5.   RELATED PARTY TRANSACTIONS

Name and relationship of related parties:

Name of related party             Existing relationship with the Company
---------------------             ---------------------------------------

Mr. Yat-on Yiu                    Current director and CEO of the Company

Shenzhen Xin Yin Hong Industrial  Common director with the current CEO of the
 Stocks Company Limited           Company


Beautimate Group Limited          Stockholder and a company controlled by the
                                  CEO and certain family members

Approach Investments Limited      Stockholder and a company controlled by the
                                  CEO and certain family members



See other related party transactions in Note 3(a) and 3(b)(i).

6.  OPERATING RISKS

a.   Country risk

     As substantially all of the Company's activities were conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, a significant portion of the Company's prior revenue was denominated in Rmb which must be converted into other currencies before remittance outside the PRC. Both the conversion of Rmb into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

b. On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

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

7.    SUBSEQUENT EVENT

     On March 27, 2000, the Company entered into an Exchange Agreement (Exchange) with an independent third party. The Company will acquire 100% of the issued and outstanding shares of World Concept Development Limited (World) in exchange for 9,300,000 post reverse split shares of Natural Way Technologies, Inc. (Natural Way) common stock. World is a holding company with an operating subsidiary that engages in the business of software development. Prior to closing, the Company effected a one for five reverse stock split.

     The Exchange has been accounted for using the purchase method of accounting as a reverse acquisition whereby the Company issuing its shares to effect a business combination is determined to be the acquiree in the business combination. This occurs when the shareholders of the issuer have less than a majority of voting control of the combined entity. The Company whose shareholders retain the majority voting interest in the combined entity is presumed the acquirer. In the current exchange, the existing shareholders of Natural Way will retain a 27% voting interest in the combined entity on completion of the Exchange. Accordingly, World is deemed to be the acquirer and the assets of Natural Way are required to be fair valued on acquisition. As Natural Way has no assets, no fair value adjustments are required.