Form 10QSB
period 2000-03-31
ESOFTBANK COM INC
filed 2000-05-15
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

                         Commission file number 1-12293

                               ESOFTBANK.COM INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                      87-0394313
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  Flat A, United Plaza, 5022 Binhe Main Street
                      Futian District Shenzhen, PRC 518026
                    (Address of principal executive offices)

                              011-86-755-255-1130
                (Issuer's Telephone Number, including Area Code)

        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X[ No [_]

     As of May 14, 2000, 12,800,000 shares of our common stock, par value $.001 per share, and 600 shares of our Series A convertible preferred stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements








              [The remainder of this page intentionally left blank]

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (Unaudited)

                                                                         1999                     2000                     2000
                                                                     ------------             ------------             ------------
                                                                          Rmb                      Rmb                      US$

REVENUE                                                                   378,875                       --             $         --
COST OF SALES                                                            (211,952)                (371,322)                 (44,737)
                                                                     ------------             ------------             ------------
GROSS PROFIT (LOSS)                                                       166,923                 (371,322)                 (44,737)
SELLING AND ADMINISTRATIVE
   EXPENSES                                                              (106,044)              (2,947,130)                (355,076)
                                                                     ------------             ------------             ------------
INCOME (LOSS) FROM OPERATIONS                                              60,879               (3,318,452)                (399,813)
TOTAL OTHER INCOME, NET                                                     3,232                   13,021                    1,568
                                                                     ------------             ------------             ------------

INCOME (LOSS) BEFORE TAXES                                                 64,111               (3,305,431)                (398,245)

TAXES                                                                      17,662                       --                       --
                                                                     ------------             ------------             ------------
INCOME (LOSS) BEFORE
MINORITY INTEREST                                                          46,449               (3,305,431)                (398,245)
MINORITY INTEREST                                                              --                  658,674                   79,358
                                                                     ------------             ------------             ------------

NET INCOME (LOSS)                                                          46,449               (2,646,757)            $   (318,887)
                                                                     ============             ============             ============

INCOME (LOSS) PER SHARE                                                        --                     (.21)            $       (.03)
                                                                     ============             ============             ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                    12,800,000               12,800,000               12,800,000
                                                                     ============             ============             ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       ESOFTBANK.COM, INC. AND SUBSIDIARES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (Unaudited)


                                                                                                         Retained
                                                                      Additional       Foreign           Earnings
                                                        Common          paid-in        Currency        (Accumulated
                                                        Stock           capital       Translation        Deficit)          Total
                                                         Rmb              Rmb             Rmb              Rmb              Rmb
                                                     -----------     -----------      -----------      -----------      -----------
Balance at January 1, 2000                               106,240      51,423,060               --      (51,521,000)           8,300
Net loss                                                      --              --               --       (2,646,757)      (2,646,757)

Foreign currency translation                                  --              --          (73,196)              --          (73,196)

Purchase price in excess of book
 value                                                        --          69,676               --               --           69,676
Assumption of liabilities by
 shareholder contributed to capital                           --         137,432               --               --          137,432

Elimination of minority shareholder
 portion of contributed capital                               --         (33,166)              --               --          (33,166)
                                                     -----------     -----------      -----------      -----------      -----------

Balance at March 31, 2000                                106,240      51,597,002          (73,196)     (54,167,757)      (2,537,711)
                                                     ===========     ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                                   (Unaudited)

                                                                                             1999           2000           2000
                                                                                              Rmb            Rmb            US$
                                                                                          -----------    -----------    -----------
ASSETS
CURRENT ASSETS
Cash                                                                                          629,351      9,691,707    $ 1,167,675
Accounts receivable                                                                         2,014,330      2,063,330        248,594
Deposits and other                                                                          1,047,357      2,310,875        278,419
Advances to employees                                                                         433,878        425,467         51,261
Due from SiTech Holding (Hainan) Company Limited                                            1,485,426             --             --
                                                                                          -----------    -----------    -----------
          TOTAL CURRENT ASSETS                                                              5,610,342     14,491,379      1,745,949
                                                                                          -----------    -----------    -----------
NONCURRENT ASSETS
 Product development costs, net                                                               822,272        860,883        103,721
 Fixed assets                                                                                 759,533      1,281,368        154,382
                                                                                          -----------    -----------    -----------
          TOTAL NONCURRENT ASSETS                                                           1,581,805      2,142,251        258,103
                                                                                          -----------    -----------    -----------
          TOTAL ASSETS                                                                      7,192,147     16,633,630    $ 2,004,052
                                                                                          ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                            364,448        657,144    $    79,174
  Accrued expenses                                                                            303,951        142,980         17,226
  Customer deposits                                                                           105,098      6,091,827        733,955
  Due to SiTech Holding (Hainan) Company Limited                                                   --      1,508,161        181,706
  Taxes payable                                                                               467,734        102,141         12,306
  Short-term borrowings                                                                     2,977,432      8,122,427        978,606
  Due to director                                                                             260,494        227,479         27,407
                                                                                          -----------    -----------    -----------
          TOTAL CURRENT LIABILITIES                                                         4,479,157     16,852,159      2,030,380
                                                                                          -----------    -----------    -----------
MINORITY INTEREST                                                                           2,704,690      2,319,182        279,420
                                                                                          -----------    -----------    -----------
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A convertible and redeemable, par
   value US$0.001; issued and outstanding - 600 shares                                             --             --             --
Preferred stock, Series C convertible and redeemable, par
   value US $0.001; issued and outstanding - nil                                                   --             --             --
  Common stock - Par value US$.001; issued and
outstanding - 12,800,000 shares                                                               106,240        106,240         12,800
  Additional paid-in capital                                                               51,423,060     51,597,002      6,216,506
  Foreign currency translation                                                                     --        (73,196)        (8,819)
  Accumulated deficit                                                                     (51,521,000)   (54,167,757)    (6,526,235)
                                                                                          -----------    -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY  (DEFICIT)                                                 8,300     (2,537,711)      (305,748)
                                                                                          -----------    -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                                           7,192,147     16,633,630    $ 2,004,052
                                                                                          ===========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   ESOFTBANK.COM, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                               (Unaudited)



                                                                                       1999              2000              2000
                                                                                        Rmb               Rmb               US$
                                                                                    -----------       -----------       -----------
Cash Flows from Operating Activities
Net income (loss)                                                                        46,449        (2,646,757)      $  (318,886)
                                                                                    -----------       -----------       -----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation                                                                           27,354            37,840             4,559
  Amortization of product development costs                                              44,748            85,152            10,259
  Provision for losses on receivables - Customers                                            --            75,653             9,115
  Minority interest                                                                          --          (658,674)          (79,358)
  (Increase) decrease in
      Accounts receivable                                                               (21,500)         (124,653)          (15,019)
      Deposits and other                                                               (180,591)       (1,263,518)         (152,231)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                                                398,692                --                --
      Advances to employees                                                              39,021             8,411             1,013
  Increase (decrease) in
      Accounts payable and accrued expenses                                             158,169          (233,868)          (28,177)
      Customer deposits                                                                  68,131         5,986,729           721,293
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                              (377,098)               --                --
      Net repayments to director                                                        (19,924)          (33,015)           (3,978)
                                                                                    -----------       -----------       -----------
                            Total Adjustments                                           137,002         3,880,057           467,476
                                                                                    -----------       -----------       -----------
                            Net Cash Provided by Operating Activities                   183,451         1,233,300           148,590
                                                                                    -----------       -----------       -----------

 Cash Flows from Investing Activities
  Capital expenditures                                                                 (193,643)         (559,675)          (67,431)
  Capitalized expenditures for product development costs                                (94,629)         (123,763)          (14,911)
  Net repayments from shareholders                                                      115,424         1,485,426           178,967
  Initial Investment of minority shareholder                                                 --           240,000            28,916
  Other                                                                                      --           (73,196)           (8,819)
                                                                                    -----------       -----------       -----------
                            Net Cash (Used in) Provided by Investing
                                          Activities                                   (172,848)          968,792           116,722
                                                                                    -----------       -----------       -----------
Cash Flows from Financing Activities
  Net borrowings from SiTech Holding                                                         --         1,508,161           181,706
  Net short-term borrowings                                                                  --         5,144,995           619,879
  Capital contributions                                                                      --           207,108            24,953
                                                                                    -----------       -----------       -----------


                             Net Cash Provided by Financing Activities                       --         6,860,264           826,538
                                                                                    -----------       -----------       -----------

 Net Increase in Cash                                                                    10,603         9,062,356         1,091,850

 Cash, Beginning of Period                                                               34,687           629,351            75,825
                                                                                    -----------       -----------       -----------

 Cash, End of Period                                                                     45,290         9,691,707       $ 1,167,675
                                                                                    ===========       ===========       ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited financial statements and related notes included in the Company's 1999 Form 10-KSB and the attached audited financial statements of World Concept Development Limited and Subsidiary and SiTech Hainan Limited. Certain reclassifications have been made to prior periods' financial statements to conform to the 2000 presentation and the accounting for the acquisitions, as more fully described below in Note 2.

NOTE 2 - ACQUISITIONS

On March 31, 2000, Natural Way Technologies, Inc. (Natural Way) entered into an Exchange agreement (the Exchange) with World Concept Development Limited (World), an independent third party. In accordance with the Exchange, Natural Way acquired 100% of the issued and outstanding shares of World in exchange for 9,300,000 post reverse split shares of Natural Way. Prior to closing, Natural Way effected a one for five reverse stock split and changed the name of the Company to eSoftbank.com, Inc.

The Exchange has been accounted for using the purchase method of accounting as a reverse acquisition, whereby the company issuing its shares to effect the business combination is determined to be the acquiree in the business combination. This occurs when the shareholders of the issuer have less than a majority of voting control of the combined entity. The company whose shareholders retain the majority voting interest in the combined entity is presumed the acquirer. In the current Exchange, the existing shareholders of Natural Way will retain a 27% voting interest in the combined entity on completion of the Exchange. Accordingly, World is deemed to be the acquirer and the assets of Natural Way were required to be fair valued at acquisition. As Natural Way had no assets, as of the date of the Exchange, no fair value adjustment was required. The historical financial information prior to the Exchange are those of World.

World, a development stage enterprise, was incorporated on October 27, 1999, in the British Virgin Islands. World incorporated its wholly owned subsidiary eSoftbank Networks (Shenzhen) Co. Ltd. (Shenzhen) on December 30, 1999, in the Peoples' Republic of China (PRC). World and Shenzhen were incorporated to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign, private or publicly held business. As of December 31, 1999, World had not commenced any formal business operations and the only activity related to the Company's formation.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS (Continued)

On February 21, 2000, World, via Shenzhen, acquired 9.52% of the outstanding capital of SiTech Hainan Limited. (SiTech), a company related through common ownership and management from Dr. Hongbing Lan, a director and shareholder of both World and SiTech for approximately $62,650. On the same date, Shenzhen acquired an additional 42.86% of SiTech from SiTech Hainan Holding Co., Ltd. (Holdings), a company related through common ownership and management, for approximately $280,000. SiTech is a software designer and markets both packaged and custom designed Internet-related software applications. Since both entities involved in the acquisition were under common control, the transaction was accounted for at historical cost in a manner similar to that in pooling-of-interests accounting. The consolidated financial statements include the results of operations for World and its subsidiary from their inception.

On February 21, 2000, Shenzhen also acquired an 80% of the newly issued and outstanding stock of eSoftbank (Beijing) Software Systems Co., Ltd. (Beijing), a PRC company, from Holdings for an initial capital investment of approximately $116,000. The remaining 20% of Beijing is owned by Mr. Hongyu Lan, the brother of Dr. Hongbing Lan.

                              SITECH HAINAN LIMITED


                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                              SITECH HAINAN LIMITED

                          Index to Financial Statements

                                 C O N T E N T S



                                                                      Pages
                                                                      -----



Independent Auditor's Report                                            1

Statements of Income                                                    2

Statements of Changes in Shareholders' Equity                           3

Balance Sheets                                                          4

Statements of Cash Flows                                                5

    Notes To Financial Statements                                  6 - 12

                          INDEPENDENT AUDITOR'S REPORT


Shareholders and the Board of Directors
SiTech Hainan Limited


We have audited the accompanying balance sheets of SiTech Hainan Limited as of December 31, 1998 and 1999, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SiTech Hainan Limited as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                           /s/ Blackman Kallick Bartelstein, LLP
                                           ------------------------------------



Chicago, Illinois
March 31, 2000

                              SITECH HAINAN LIMITED

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1998 AND 1999





                                         1998           1999            1999
                                          Rmb            Rmb             US$
                                       ----------     ----------     ----------
REVENUE                                 2,219,719      4,085,198     $  492,192
COST OF SALES                            (608,131)      (959,890)      (115,649)
                                       ----------     ----------     ----------
GROSS PROFIT                            1,611,588      3,125,308        376,543
SELLING AND ADMINISTRATIVE
   EXPENSES                              (451,532)      (914,900)      (110,229)
                                       ----------     ----------     ----------
INCOME FROM OPERATIONS                  1,160,056      2,210,408        266,314
TOTAL OTHER INCOME (EXPENSE),
   NET                                     22,305         (1,915)          (231)
                                       ----------     ----------     ----------
INCOME BEFORE TAXES                     1,182,361      2,208,493        266,083
TAXES                                     124,646        249,921         30,111
                                       ----------     ----------     ----------
NET INCOME                              1,057,715      1,958,572     $  235,972
                                       ==========     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                              SITECH HAINAN LIMITED

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1999





                                            Additional
                                 Share        paid-in     Reserve       Retained
                                capital       capital      funds        Earnings      Total
                                  Rmb          Rmb          Rmb           Rmb           Rmb
                               ----------   ----------   ----------   ----------    ----------
Balance at January 1, 1998      2,100,000      207,274      106,000      252,561     2,665,835
Net income                             --           --           --    1,057,715     1,057,715
Reserve fund                           --           --      159,707     (159,707)           --
                               ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1998    2,100,000      207,274      265,707    1,150,569     3,723,550
Net income                             --           --           --    1,958,572     1,958,572
Reserve fund                           --           --      319,000     (319,000)           --
                               ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1999    2,100,000      207,274      584,707    2,790,141     5,682,122
                               ==========   ==========   ==========   ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                              SITECH HAINAN LIMITED

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999


                                                                                         1998              1999              1999
                                                                                          Rmb               Rmb               US$
                                                                                       ---------         ---------         ---------
ASSETS
CURRENT ASSETS
  Cash                                                                                    34,687           621,051         $  74,825
  Accounts receivable                                                                  1,312,830         2,014,330           242,690
  Deposits and other                                                                     995,839         1,047,357           126,188
  Advances to employees                                                                  546,201           433,878            52,275
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                                398,692                --                --
  Due from shareholder                                                                 1,084,038         1,485,426           178,967
                                                                                       ---------         ---------         ---------
     TOTAL CURRENT ASSETS                                                              4,372,287         5,602,042           674,945
                                                                                       ---------         ---------         ---------
NON-CURRENT ASSETS
  Product development costs, net                                                         348,796           822,272            99,069
  Fixed assets                                                                           671,097           759,533            91,510
                                                                                       ---------         ---------         ---------
        TOTAL NON-CURRENT ASSETS                                                       1,019,893         1,581,805           190,579
                                                                                       ---------         ---------         ---------
  TOTAL ASSETS                                                                         5,392,180         7,183,847         $ 865,524
                                                                                       =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                                                            --           159,900         $  19,265
  Accrued expenses
       Employee fringe benefits                                                          178,200           274,888            33,119
       Other                                                                              28,931            29,063             3,502
  Customer deposits                                                                      124,445           105,098            12,662
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                    555,708                --                --
  Taxes payable                                                                          261,076           467,734            56,354

  Other payable                                                                          215,476           204,548            24,644
   Due to director                                                                       304,794           260,494            31,385
                                                                                       ---------         ---------         ---------
TOTAL CURRENT LIABILITIES                                                              1,668,630         1,501,725           180,931
                                                                                       ---------         ---------         ---------
SHAREHOLDERS' EQUITY
  Registered capital - No par value; issued and outstanding -
    2,100,000 shares                                                                   2,100,000         2,100,000           253,012
  Additional paid-in capital                                                             207,274           207,274            24,973
  Reserve funds                                                                          265,707           584,707            70,447
  Retained earnings                                                                    1,150,569         2,790,141           336,161
                                                                                       ---------         ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                                             3,723,550         5,682,122           684,593
                                                                                       ---------         ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             5,392,180         7,183,847         $ 865,524
                                                                                       =========         =========         =========

    The accompanying notes are an integral part of the financial statements.

                              SITECH HAINAN LIMITED

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999




                                                                                         1998             1999             1999
                                                                                          Rmb              Rmb              US$
                                                                                       ----------       ----------       ----------
Cash Flows from Operating Activities
Net income                                                                              1,057,715        1,958,572       $  235,972
                                                                                       ----------       ----------       ----------
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
  Depreciation                                                                            134,326          169,273           20,394
  Amortization of product development costs                                                93,558          123,364           14,863
  (Increase) decrease in
      Accounts receivable                                                                (310,423)        (701,500)         (84,518)
      Deposits and other                                                                 (694,849)         (51,518)          (6,207)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                                                  156,037          398,692           48,035
      Advances to employees                                                               216,672          112,323           13,533
  Increase (decrease) in
      Accounts payable and accrued expenses                                               152,638          452,450           54,512
      Customer deposits                                                                (1,076,955)         (19,347)          (2,331)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                                 124,744         (555,708)         (66,952)
      Net borrowings from (repayments to) director                                        304,794          (44,300)          (5,337)
                                                                                       ----------       ----------       ----------
                            Total Adjustments                                            (899,458)        (116,271)         (14,008)
                                                                                       ----------       ----------       ----------
                            Net Cash Provided by Operating Activities                     158,257        1,842,301          221,964
                                                                                       ----------       ----------       ----------

 Cash Flows from Investing Activities
  Capital expenditures                                                                   (309,649)        (257,709)         (31,049)
  Capitalized expenditures for product development costs                                 (211,483)        (596,840)         (71,909)
  Net advances to shareholders                                                           (892,713)        (401,388)         (48,360)
  Net repayments from directors                                                            66,052               --               --
                                                                                       ----------       ----------       ----------
                            Net Cash Used in Investing Activities                      (1,347,793)      (1,255,937)        (151,318)
                                                                                       ----------       ----------       ----------
 Net (Decrease) Increase in Cash                                                       (1,189,536)         586,364           70,646

 Cash, Beginning of Year                                                                1,224,223           34,687            4,179
                                                                                       ----------       ----------       ----------

 Cash, End of Year                                                                         34,687          621,051       $   74,825
                                                                                       ==========       ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                             SITECH HAINAN LIMITED

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     SiTech Hainan Limited ("the Company") was incorporated in the People's Republic of China ("the PRC") and is owned 47.6% by Hainan Economic Information Centre, 42.9% by SiTech Holding (Hainan) Company Limited and 9.5% by Dr. Lan Hongbing Lan.

     The Company is engaged in the businesses of network system design and software development in the PRC.

2.   BASIS OF PRESENTATION

     The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The basis of accounting differs from that used in the statutory financial statements in the PRC which are prepared in accordance with the accounting principles generally accepted in the PRC.

     The following material adjustments were made to present the financial statements to conform with US GAAP:

     -    All projects were recorded on the percentage of completion method.

     - All costs related to software projects are expensed up to the date of technological feasibility. After that date, all associated costs are capitalized until the software is available for use or sale. The capitalized costs are then amortized over a three year period.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Cash

          Substantially all of the Company's cash is held at China Construction Bank as of December 31, 1999. The Company believes it is not exposed to any significant credit risk on cash.

     (b)  Fixed assets and depreciation

          Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the costs less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                 Office and computer equipment               20%
                 Furniture and fixtures                      20%

                              SITECH HAINAN LIMITED

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Land lease rights and depreciation

          Land lease rights in the PRC are stated at cost less accumulated amortization. Amortization of land lease rights is calculated on the straight-line basis over the lesser of their estimated useful life or the lease term. The principal annual rate used for this purpose is 1.5%.

     (d)  Product development costs

          The Company capitalizes costs incurred for the production of computer software developed for sale to outside parties. Capitalized costs include direct labor and related overhead for software produced by the Company. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available for sale. Amortization, a cost of revenue, is provided on a product-by-product basis, using the straight-line method over three years, commencing the month after the date of product release. Annually, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

          Capitalized product development costs consist of the following:

                                                 1998        1999        1999
                                                  Rmb         Rmb         US$
                                                -------     -------    --------
          Balance, beginning of year            230,871     348,796    $ 42,023
          Costs capitalized                     211,483     596,840      71,909
          Costs amortized                       (93,558)   (123,364)    (14,863)
                                                -------     -------    --------

          Balance, end of year                  348,796     822,272    $ 99,069
                                                =======     =======    ========

          The accumulated amortization of product development costs related to the production of computer software totalled Rmb 216,922 and Rmb 93,558 at December 31, 1999 and 1998, respectively.

          Included in cost of sales are research and development costs totalling Rmb 389,375 and Rmb 297,118 in the years ended December 31, 1999 and 1998, respectively.

                              SITECH HAINAN LIMITED

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (e)  Revenue recognition

          Long-term contracts

          The Company reports income from contracts on the percentage-of-completion method of accounting. The determination of completion is based upon the proportion of costs incurred to total estimated costs for such contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Administrative and general costs are expensed in the period incurred and are not allocated to contracts in process.

          Software

          The Company recognizes income from the sale of computer software when the merchandise is shipped.

     (f)  Income taxes

          Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109.

     (g)  Management estimates

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

     (h)  Advertising

          Advertising is expensed the first time the advertising takes place. Advertising expense was Rmb 116,062 and Rmb 0 for 1999 and 1998, respectively.

     (i)  Foreign currency translation

          Foreign currency transactions denominated in foreign currencies are translated into Renminbi ("Rmb") at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are translated into Rmb at the applicable rate of exchange at the balance sheets date. The resulting exchange gains or losses are credited or charged to the statements of income.

          Translation of amounts from Rmb into United States dollars ("US$") for the convenience of the reader has been made at the unified exchange rate (see Note 10) on December 31, 1999 of US$ 1.00 : Rmb 8.30. No representation is made that the Rmb amounts could have been, or could be, converted into US$ at that rate on the above dates or at any other date.

                             SITECH HAINAN LIMITED

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


4.   TAXATION

     The Company is subject to PRC business tax at the applicable effective tax rate (5% for both 1999 and 1998) for income derived from services rendered.

     The Company enjoys profits tax exemptions for two years from 1997 which was the first adjusted-for-tax profitable year and a 50% reduction on the standard tax rate of 15% for the consecutive three years in accordance with provincial and national regulations on certain industries.

5.   FIXED ASSETS

                                                                                 1998             1999             1999
                                                                                  Rmb              Rmb              US$
                                                                               ---------        ---------        ---------
          Cost
            Land lease rights                                                    211,225          211,225        $  25,449
            Office and computer equipment                                        815,509        1,020,052          122,898
            Furniture and fixtures                                               107,085          160,252           19,307
                                                                               ---------        ---------        ---------
                                                                               1,133,819        1,391,529          167,654
                                                                               ---------        ---------        ---------
          Less : Accumulated depreciation and amortization
            Land lease rights                                                     13,876           16,960            2,043
            Office and computer equipment                                        427,429          561,568           67,659
            Furniture and fixtures                                                21,417           53,468            6,442
                                                                               ---------        ---------        ---------
                                                                                 462,722          631,996           76,144
                                                                               ---------        ---------        ---------
          Net book value                                                         671,097          759,533        $  91,510
                                                                               =========        =========        =========

     The land lease rights are held in the PRC for 67 years from March 1, 1995.

                              SITECH HAINAN LIMITED

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                                 1998              1999             1998
                                                                                  Rmb               Rmb              US$
                                                                              ----------       ------------     ------------
     Costs incurred on uncompleted contracts                                     466,290                 --     $         --
     Estimated earnings                                                        1,540,634                 --               --
                                                                              ----------       ------------     ------------
                                                                               2,006,924                 --               --
     Less billings to date                                                    (2,163,940)                --               --
                                                                              ----------       ------------     ------------
                                                                                (157,016)                --     $         --
                                                                              ==========       ============     ============

      Included in the accompanying balance sheets under the following captions:

     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                                                  398,692                 --     $         --
     Billings in excess of costs and
      estimated earning on uncompleted
      contracts                                                                 (555,708)                --               --
                                                                              ----------       ------------     ------------
                                                                                (157,016)                --     $         --
                                                                              ==========       ============     ============


7.   RELATED PARTY BALANCES AND TRANSACTIONS

                   Name of related party                       Existing relationship with the Company
            -----------------------------------------       ---------------------------------------------
            Hainan Economic Information Centre              Government agency in Hainan Province and
                                                              is controlled by provincial government.

            SiTech Holding (Hainan) Company Limited         Common ownership - Dr. Hongbing Lan

            Dr. Hongbing Lan                                Director and shareholder

            SoftBank (Shenzhen) Networks Co., Ltd.          Subsidiary of World Concept Development, Ltd.


            Name of parties and                    1998         1999          1999
            nature of transactions                  Rmb          Rmb           US$
            -----------------------              --------      --------    ----------
     Dr. Hongbing Lan, director and
      shareholder - Travel and trip expenses
      paid on behalf of the Company              (304,794)     (260,494)   $  (31,385)
                                               ==========    ==========    ==========

     SiTech Holding (Hainan) Company
      Limited, Shareholder -  Cash advances     1,084,038     1,485,426    $  178,967
                                               ==========    ==========    ==========

                              SITECH HAINAN LIMITED

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


7.   RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

     The balances with the director and a shareholder are unsecured, interest-free and repayable on demand.

     The Company jointly developed and designed two projects with its shareholder, SiTech Holding (Hainan), which generated gross revenue of Rmb 199,310 and Rmb 81,961 in 1999 and 1998, respectively.

8.   RESERVE FUNDS

     In accordance with the PRC Companies Law, the Company is required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds. The surplus reserve funds are comprised of the statutory surplus reserve fund and the public welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The public welfare fund is non-distributable and must be used for capital expenditures on staff welfare facilities.

9.   MAJOR CUSTOMERS

     For the year ended December 31, 1999, sales to each of two major customers amounted to more than 10% of total sales. The amount of revenue from each such customer was Rmb 1,955,000 and Rmb 800,000. For the year ended December 31, 1998, there were three such customers and the revenue from each amounted to Rmb 850,000, Rmb 400,000 and Rmb 249,601. The receivable balances for major customers were Rmb 0 and Rmb 770,000 as of December 31, 1999 and 1998, respectively.

10.  OPERATING RISKS

     (a)  Country risk

          As substantially all of the Company's activities were conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, a significant portion of the Company's prior revenue was denominated in Rmb, which must be converted into other currencies before remittance outside the PRC. Both the conversion of Rmb into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

                              SITECH HAINAN LIMITED

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


10.  OPERATING RISKS (Continued)

     (b) On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

          The quotation of the exchange rates does not imply free convertibility of Rmb into Hong Kong dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Peoples' Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            1998            1999         1999
                                             Rmb            Rmb           US$
                                           ------          ------       ------
     Cash payments of taxes                81,777          36,176       $4,359
                                           ------          ------       ------

12.  SUBSEQUENT EVENT (Unaudited)

     On February 21, 2000, e SoftBank (Shenzhen) Networks Co., Ltd. acquired 42.9% of the stock of the Company from SiTech Holding (Hainan) Company Limited for Rmb 2,320,000 and 9.5% from Dr. Hongbing Lan for Rmb 520,000. The Company's receivable from SiTech Holding (Hainan) Company Limited of Rmb 1,485,426 was fully repaid at that time from the proceeds of this sale.

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                      consolidated financial statements and
                          independent auditor's report

                    Period From October 27, 1999 (Inception)
                              to December 31, 1999

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                   Period from October 27, 1999 (Inception) to
                                December 31, 1999

================================================================================


                                 C O N T E N T S


                                                                            Page
                                                                            ----

Independent Auditor's Report                                                 F-1

Consolidated Balance Sheet                                                   F-2

Consolidated Statement of Operations                                         F-3

Consolidated Statement of Stockholders' Equity                               F-4

Consolidated Statement of Cash Flows                                         F-5

Notes to Consolidated Financial Statements                             F-6 - F-8

                          INDEPENDENT AUDITOR'S REPORT


Stockholders and the Board of Directors
World Concept Development Limited and Subsidiary
(Development Stage Enterprise)


We have audited the accompanying consolidated balance sheet of World Concept Development Limited and Subsidiary (Development Stage Enterprise) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from October 27, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Concept Development Limited and Subsidiary (Development Stage Enterprise) as of December 31, 1999, and the results of its operations and its cash flows for the period from October 27, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles in the United States of America.


                                           /s/ Blackman Kallick Bartelstein, LLP
                                           -------------------------------------


Chicago, Illinois
May 1, 2000

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)


                           Consolidated Balance Sheet

                                December 31, 1999

================================================================================


                                     ASSETS


Cash                                                                      $1,000
                                                                          ------

          Total Assets                                                    $1,000
                                                                          ======


                              STOCKHOLDERS' EQUITY

Common stock, par value $1.00 issued and
 outstanding - 1,000 shares                                               $1,000
                                                                          ------

           Total Stockholders' Equity                                     $1,000
                                                                          ======


  The accompanying notes are an integral part of these consolidated financial statements.

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                      Consolidated Statement of Operations

                    Period from October 27, 1999 (Inception)
                              to December 31, 1999

================================================================================






No Activity.










  The accompanying notes are an integral part of these consolidated financial statements.

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                 Consolidated Statement of Stockholders' Equity

                    Period from October 27, 1999 (Inception)
                              to December 31, 1999

================================================================================


                                           Common Stock            Total
                                      --------------------      Stockholders'
                                      Shares        Amount        Equity
                                      ------        ------        ------
Issuance of Common Stock               1,000        $1,000        $1,000
                                      ------        ------        ------

Balance December 31, 1999              1,000        $1,000        $1,000
                                      ======        ======        ======



  The accompanying notes are an integral part of these consolidated financial statements.

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                      Consolidated Statement of Cash Flows

                    Period from October 27, 1999 (Inception)
                              to December 31, 1999

================================================================================


Cash Flows from Financing Activities:
    Proceeds from issuance of common stock to founding
     and other stockholders                                               $1,000
                                                                          ------

Net Cash Provided by Financing Activities                                  1,000
                                                                          ------

Net Increase in Cash                                                       1,000

Cash, Beginning of Period                                                     --
                                                                          ------

Cash, End of Period                                                       $1,000
                                                                          ======



        The accompanying notes are an integral part of these consolidated financial statements.

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                    Period from October 27, 1999 (Inception)
                              to December 31, 1999

================================================================================


1.   Organization and Principal Activities

World Concept Development Limited (the "Company"), a development stage enterprise, was incorporated on October 27, 1999, in the British Virgin Islands
(BVI). The company incorporated its wholly owned subsidiary eSoftbank Networks (Shenzhen) Co. Ltd. (Shenzhen) on December 30, 1999 in the Peoples' Republic of China (PRC). The company and its wholly owned subsidiary were incorporated with a corporate purpose to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private or publicly held business. As of December 31, 1999, the Company had not commenced any formal business operations and the only activity to date related to the Company's formation.

The company's ability to commence operations is contingent upon its ability to execute the acquisitions as more fully described in Note 4.

2.   Summary of Significant Accounting Policies

     a.   Basis of presentation

          The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," which requires development stage enterprises to employ the same accounting principles as operating companies.

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                    Period from October 27, 1999 (Inception)
                              to December 31, 1999

================================================================================


     b.   Management estimates

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

3.   Stockholders' Equity

Capital Stock

In October of 1999, the Company's Board of Directors authorized capital stock consisting of 50,000 shares of common stock, $1.00 par value per share. On December 11, 1999, the founding stockholders and other investors of the Company purchased 1,000 shares of common stock for $1,000 in cash.

4.   Subsequent Events

On February 21, 2000, the Company via its wholly owned subsidiary, Shenzhen, acquired 9.52% of the outstanding capital of SiTech Hainan Ltd. (SiTech), a company related through common ownership and management, from Dr. Hongbing Lan, a director and shareholder of both the Company and SiTech, for approximately $62,650. On the same date the Company acquired an additional 42.86% of SiTech via Shenzhen, from SiTech Hainan Holding Co., Ltd. (Holdings), a company related through common ownership and management, for approximately $280,000.

On February 21, 2000, the Company also acquired, via Shenzhen, 80% of the newly issued and outstanding stock of eSoftBank (Beijing) Software Systems Co., Ltd. (Beijing), a PRC company, for its initial capital investment of approximately $116,000. The remaining 20% is owned by Mr. Hongyu Lan, the brother of Dr. Hongbing Lan.

                        WORLD CONCEPT DEVELOPMENT LIMITED
                                 AND SUBSIDIARY
                         (Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                    Period from October 27, 1999 (Inception)
                              to December 31, 1999

================================================================================



4.  Subsequent Events (Continued)

On March 27, 2000, the Company entered into an Exchange Agreement (Exchange) with Natural Way Technologies, Inc. (Natural Way). Natural Way will acquire 100% of the issued and outstanding shares of the Company in exchange for 9,300,000 post reverse split shares of Natural Way common stock. Natural Way is a listed company traded on the Over the Counter Bulletin Board, who as of December 31, 1999 had no current operations, except for general and administrative expenses. Prior to closing, Natural Way effected a one for five reverse split stock and changed the name of the company to eSoftbank.com, Inc.

The Exchange has been accounted for using the purchase method of accounting as a reverse acquisition whereby the company issuing its shares to effect a business combination is determined to be the acquiree in the business combination. This occurs when the shareholders of the issuer have less than a majority of voting control of the combined entity. The company whose shareholders retain the majority voting interest in the combined entity is presumed the acquirer. In the current exchange, the existing shareholders of Natural Way will retain a 27% voting interest in the combined entity on completion of the Exchange. Accordingly, the Company is deemed to be the acquirer and the assets of Natural Way are required to be fair valued on acquisition. As Natural Way has no assets, other than due from stockholder, no fair value adjustments are required.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

     The following presentation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and relate to anticipated future events that are not historical facts, such as our business strategies and their intended results. Our actual results could differ materially from those set forth in the forward-looking statements as a result of (i) changes in general economic conditions, (ii) changes in the assumptions used in making these statements,
(iii) our lack of a long-term operating history, (iv) competition generally, and in the technology sector in particular, (v) our ability to attract, hire, train and retain competent personnel in a variety of functions, (vi) our ability to raise sufficient capital to fund our expansion, and (vii) our ability to attract visitors to our website and sustain a high transaction volume on our website.

Overview

     eSoftBank.com, Inc. is a leading software development company in China. Our focus is on various e-commerce, network management and resource control systems for business and government enterprises. As one of the first Application Service Providers (ASP) in China, eSoftBank.com is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job subcontracting, software testing and supporting services. Our website, http://www.eSoftBank.com, is a registry for Chinese web page designers and e-commerce developers, as well as institutions requiring the services of these people on which we provide a cost-efficient platform for job exchanges and assignments. We offer independent software engineers a source of business opportunities and web space, while companies are able to select from a variety of software engineers and software companies. Our revenues are derived from commissions on transaction volume consummated on the platform, as well as handling fees and service charges for software engineering and technical support services. Our headquarters are in Shenzhen, China.

     We changed our company's name from Natural Way Technologies, Inc. to eSoftBank.com, Inc. on March 31, 2000, when we acquired all of the issued and outstanding shares of World Concept Development Limited ("WCD"). WCD owns the software development and Internet-based software subcontracting platform operations conducted in China under the name eSoftBank.com (the "Acquisition").

     The Acquisition has been accounted for using the purchase method of accounting as a reverse acquisition, whereby the company issuing its shares to effect a business combination is determined to be the acquiree in the business combination. This occurs when the shareholders of the issuer have less than a majority of voting control of the combined entity. The company whose shareholders retain the majority voting interest in the combined entity is presumed the acquirer. In the Acquisition, the then-existing shareholders of Natural Way retained a 27% voting interest in the combined entity on completion of the Acquisition. Accordingly, WCD is deemed to be the acquirer and the assets of Natural Way are required to be fair valued at acquisition. As Natural Way had no assets (other than as were due from a shareholder) or operations during 1999 and 2000, no fair value adjustments were required and there are no changes to the WCD financials that would require a pro forma analysis. Additionally, because WCD is deemed to be the acquirer, the historical financial statements of Natural Way (now eSoftbank.com Inc.) have been restated, and now reflect the historical operations of WCD and its subsidiaries, of which SiTech Hainan is the only operating company.

     SiTech Hainan Ltd. is the only company that existed prior to 1999 that is reflected in our consolidated financial statements. All amounts presented below for the first quarter of 1999 are historical results for SiTech Hainan. WCD was formed in the fourth quarter of 1999 and only became operational in the first quarter of 2000. Accordingly, the discussion and analysis below compares the results of operations of SiTech Hainan for the first quarter of 1999 and the consolidated results of operations of WCD for the first quarter of 2000.

     The business of eSoftbank.com is currently conducted in Renminbi, the currency of China ("RMB"), which for purposes of this section and our financials are converted at an exchange rate of $1.00 = RMB 8.30.

First Three Months of 2000 against First Three Months of 1999

     eSoftBank.com did not have revenues for the first quarter of 2000. This decrease in revenues from $45,648 in the first quarter of 1999 was primarily due to a shift in our focus to pursuing an Internet-based platform to offer technical databank, knowledge exchange, job subcontracting, software testing and supporting services. Revenues in the first quarter of 1999 were primarily generated by software development projects, which were all completed prior to the end of calendar 1999. We expect revenues to increase in the following quarters due to the launching of our eSoftBank.com website and revenues from our other software development operations.

     Our cost of sales was $44,737 for the first quarter of 2000, an increase of $19,201, or 75% over the first quarter of 1999. This increase in our cost resulted from the implementation of the strategy described above and our developing of a number of smaller components, including an interactive learning center, a software collaborative center, a credit assessment center, a virtual software workspace and a human resource center. Within cost of sales, the salaries and related research and development expenses increased from $20,146 to $25,096, an increase of 25%, almost all of which was attributable to the research and development of our new platform. Amortization of software products included within cost of sales were $10,259 in the first quarter of 2000, an increase of $4,868, or 90%, from the first quarter of 1999. This is due to the increased number of projects being amortized.

     Gross margin as a percentage of sales were 44% in the first quarter of 1999. Due to the aforementioned reduction in revenues and increased costs, this gross margin disappeared in the first quarter of 2000. We expect our gross margin to increase in the following quarters due to the launching of our eSoftBank.com website and revenues from our other software development operations.

     Our selling and administrative expenses increased to $355,076, an increase of $342,300 from $12,776 in the first quarter of 1999. This increase in selling and administrative expenses was primarily the result of three components. First, we increased our employee base from 50 persons to approximately 120 persons (as of April 30, 2000), including individuals whose salaries are included in the research and development portion of cost of sales above. Our increase in staffing and concurrent commencement of operations in Beijing and Shenzhen, which have significantly higher pay scales than Hainan, resulted in an increase in salaries and wages for our selling and administrative employees from $1,713 in the first quarter of 1999 to $34,695 in the first quarter of 2000. Over half of this personnel increase was in our marketing team, which now consists of 40 persons, up from 3 during the first quarter of 1999. We plan to add 30 more employees in the next three months, including 20 in software maintenance and development and 10 for our marketing team.

     Second, the increase in our selling and administrative expenses is also the result of $65,333 incurred for promotion and marketing activities in the first quarter of 2000. We incurred no such expenses in 1999. Third, we also incurred expenses of $91,014 in connection with setting up our new offices in the first quarter of 2000. We did not have corresponding expenses in the first quarter of 1999.

     We incurred losses for the first quarter of 2000 of $18,887 (after giving effect to the minority interest held by others in SiTech Hainan, which decreased the operating loss by $79,358). We had profits of $5,596 in the first quarter of 1999. As indicated above, the operating losses in the first quarter of 2000 were due to our marketing campaign, the costs of setting up our offices, and the decrease in our revenues and increased cost of sales as we developed and launched our eSoftBank.com website. Our shift in focus from a pure software development company to a worldwide on-line software subcontracting platform is expected to reverse these negative trends in the future.


Outlook

     We acquired 100% of WCD on March 31, 2000. WCD is the holding company for all of the outstanding shares of eSoftBank Network Systems (Shenzhen) Co. Ltd., 80% of eSoftBank (Beijing) Software System Co. Ltd. and 52.38% of SiTech Hainan Ltd.

     We believe that we are well-positioned for growth in the rapidly developing information technology ("IT") industry in China and, eventually, beyond. We anticipate an increase in our business as we are developing from a regional software development company in Hainan to a group of companies with extensive geographical coverage. We anticipate that our web site will be visited and utilized by individuals and companies in Beijing, Shenzhen, Hainan and other cities in China. The three named cities are of particular significance to us because (i) Beijing is the center for IT talent and markets in China, (ii) Shenzhen has relatively easy access to Hong Kong and can be used as a capital channel for future fund raising, and (iii) Hainan is our current technology base. In the near future, we plan to set up a representative office in the United States and establish an American Programmer Club. We are also in preparation to launch a complete English version of our website.

     To strengthen our operations, we have increased our number of employees from 50 people to approximately 120 people as of April 30, 2000. The employees added are primarily in the areas of sales (37), software design (12) and software maintenance (8), and finance and investment management (10). Because we believe that the eSoftbank.com brand is one of the key success factors in our participation in the e-commerce industry growth, we anticipate that we will remain committed to a strong marketing campaign.

     We believe that our growth strategy has been successful thus far. Through April 28, 2000, the total value of the contracts entered into through eSoftBank.com has exceeded $ 1,169,052 (including on-line transaction volume of $ 446,160 and business-to-business service charges of $ 722,892). The numbers of registered programmers and registered company members have reached 21,407 and 665, respectively.

     We are engaged to undertake the projects listed below. We anticipate that these projects and others under consideration will have a positive impact on our revenues and cash flows in later quarters.

1. We will be providing technical services to China Huayin Electric Power Co., Ltd., a listed company on the Shanghai Stock Exchange, China. These technical services include development and services of application software and networks for electricity generation, distribution and usage by end-users. We anticipate total revenues of about $600,000.

2. eSoftBank.com will provide service to Shenzhen Wanli Aoxiang Investment Development Co., Ltd. (hereinafter referred to as "Swaid") to carry out the development of Swaid's Web System and e-Commerce System (Shenzhen Investment Information Web Site). We have received a prepayment from Swaid of an aggregate of approximately $722,892 for designing web pages, preparing their business plan, developing their client database and related software, and providing and installing a SiTech software system.

     We plan to build upon our presence in China and expand our presence overseas in the future.

Liquidity and Capital Resources

     At the end of the first quarter of 2000, we had cash on hand of $1,167,675, in contrast to $75,825 on December 31, 1999. This increased cash is primarily due to funds provided by investors. We believe that in the next few months we will need additional financing, but that this need will diminish as our website, subcontracting platform and other services become more familiar to those in China's IT community. Without these contributions in the near future, we will find it difficult to satisfy our cash requirements during the next 12 months.

Year 2000 Issues

     To date, we have not experienced any difficulties related to Year 2000 compliance and none of our customers has informed us of any Year 2000 problems with their systems and hardware. We do not believe Year 2000 compliance issues will have any effect on our business, results of operations or financial condition.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

None


Item 2.  Changes in Securities and Use of Proceeds.

(a)  None

(b)  None

(c) On July 31, 1999, we (as Natural Way) issued 2,180,000 (on a post-reverse-split basis) shares of our common stock, par value $0.001 (the "common stock") to a corporation and various individual stockholders in connection with a private placement. We relied upon the exemption from registration provided in Regulation S under the Securities Act.

     In 1997 and 1999, 2,300 and 3,100 shares of our Series A convertible and redeemable preferred stock were converted into an aggregate of 5,400,000 shares of common stock for a price of $1.00 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act. The small number of holders acquiring the common stock were holders of our convertible preferred stock. We believe that no solicitation was made by the previous management in connection with the conversion of the shares.

     We approved and, effective March 27, 2000, completed a 1:5 reverse share split. Fractional shares resulting from the split were rounded to the next highest whole number of shares. Shareholders owning less than 100
(pre-reverse-split) shares were not affected by the reverse share split.

     Effective March 31, 2000, we issued 9,300,000 shares of our common stock to the former shareholders of WCD as part of the Acquisition. We also issued to the parties named below warrants to purchase shares of common stock having the terms and conditions summarized below:

     The following warrants were issued to Pacific Winner Development Limited, an affiliate of ours, (post-Acquisition) Chief Executive Officer and largest shareholder:

     (i) warrants to purchase from the Company 2,400,000 shares of our common stock at an exercise price equal to $3.00 for a period commencing March 31, 2000 and expiring on March 31, 2001;

     (ii) warrants to purchase from us 1,600,000 shares of our common stock at an exercise price equal to $4.00 for a period commencing on March 31, 2001 and expiring March 31, 2002; and

    (iii) warrants to purchase from us 1,600,000 shares of our common stock at an exercise price equal to $3.00 for a period commencing on March 31, 2002 and expiring on March 31, 2003.

     The following warrants to World Concept Holding Limited, an affiliate of
WCD:

     (i) warrants to purchase 2,400,000 shares of our common stock at an exercise price equal to $3.00 for a period commencing March 31, 2000 and expiring on March 31, 2001;

     (ii) warrants to purchase from us 1,600,000 shares of our common stock at an exercise price equal to $4.00 for a period commencing on March 31, 2001 and expiring March 31, 2002; and

    (iii) warrants to purchase from us 1,600,000 shares of our common stock at an exercise price equal to $3.00 for a period commencing on March 31, 2002 and expiring on March 31, 2003.

     All of these securities were issued pursuant to the terms of the Acquisition on March 31, 2000. We received all of the issued and outstanding share capital in WCD in consideration for our issuance of the above-described 9,300,000 shares of common stock and warrants to purchase 7,000,000 additional shares of our common stock.

     We relied upon Regulation S in issuing the unregistered securities described in the preceding paragraphs to the WCD shareholders. All of the recipients of our common stock and warrants under the Exchange Agreement were at the time of the Acquisition located in China or Hong Kong. None of the persons or legal entities that acquired shares in the Company were U.S. persons, as defined in Regulation S. The sale was an offshore transaction, and there were no directed selling efforts in the United States in connection with the sales of these securities. To our knowledge and belief, all of the recipients of these securities still hold the securities issued to them.

Item 3.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

     The shareholders of Natural Way approved (a) the acquisition of WCD (and related issuance of shares of Natural Way to the shareholders of WCD), (b) the reorganization of our authorized capital and 1:5 reverse share split that became effective prior to the issuance of the shares of common stock and warrants described in Item 2, (c) an amendment to the By-laws regarding the number of directors and indemnification of officers and directors. Our three current directors were also elected effective as March 31, 2000.

     In lieu of a special meeting, Natural Way obtained written consents from holders of a majority of the securities entitled to vote on all of these actions, which consent was effective as of March 27, 2000. For each of the matters described in the immediately preceding paragraph, shareholders voted an aggregate of 14,301,860 shares in favor, 0 against, with the balance of shares not voted. The number of shares that were voted does not reflect the 1:5 reverse share split.

Item 5. Other Information.

None

Item 6.

(a)  Exhibits

     Exhibit 27 Financial Data Schedule

(b) Reports on Form 8K - A Current Report on Form 8-K was filed by the Company on February 11, 2000 to disclose under Item 4 the resignation of Arthur Andersen & Co. as the Company's auditor on September 29, 1999 and the engagement on October 15, 1999 of Blackman Kallick Bartelstein, LLP as the new certifying accountants to audit the Company's financial statements.

              [The remainder of this page intentionally left blank]

                                    Signature


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   eSoftbank.com Inc.
                                      (Name of Registrant)


Dated: May 12, 2000                By: /s/ Tang Chunlin
                                       -------------------------------------
                                      Name:  Tang Chunlin
                                      Title: Chief Financial Officer (Authorized
                                             Person and Principal Accounting
                                             Officer)