Form 10QSB
period 2000-06-30
ESOFTBANK COM INC
filed 2000-08-14
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

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

                  Flat A, United Plaza, 5022 Binhe Main Street
                      Futian District Shenzhen, PRC 518026
                      ------------------------------------
                    (Address of principal executive offices)

                               011-86-755-255-1130
                (Issuer's Telephone Number, including Area Code)


                       -----------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

     As of August 10, 2000, 2000, 12,800,000 shares of our common stock, par value $.001 per share, and 600 shares of our Series A convertible preferred stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              [The remainder of this page intentionally left blank]

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 2000
                                   (Unaudited)

                                                                             1999            2000            2000
                                                                              Rmb             Rmb             US$
                                                                          ----------      ----------      ----------
ASSETS
CURRENT ASSETS
Cash                                                                         629,351      17,587,453      $2,118,970
Accounts receivable                                                        2,014,330       1,802,000         217,108
Deposits and other                                                         1,047,357       1,774,510         213,796
Advances to employees                                                        433,878         341,524          41,148
Due from related parties                                                                   1,189,970         143,370
Due from SiTech Holding (Hainan) Company Limited                           1,485,426            --              --
                                                                          ----------      ----------      ----------

          TOTAL CURRENT ASSETS                                             5,610,342      22,695,457       2,734,392
                                                                          ----------      ----------      ----------

NONCURRENT ASSETS
 Product development costs, net                                              822,272         681,438          82,101
 Fixed assets                                                                759,533       2,437,322         293,654
                                                                          ----------      ----------      ----------

          TOTAL NONCURRENT ASSETS                                          1,581,805       3,118,760         375,755
                                                                          ----------      ----------      ----------

          TOTAL ASSETS                                                     7,192,147      25,814,217      $3,110,147
                                                                          ==========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                           364,448       1,426,474        $171,865
  Accrued expenses                                                           303,951         158,044          19,041
  Customer deposits                                                          105,098       3,262,727         393,100
  Due to SiTech Holding (Hainan) Company Limited                               --            823,681          99,239
  Taxes payable                                                              467,734         148,042          17,835
  Short-term borrowings                                                    2,977,432       7,319,445         881,861
  Due to director                                                            260,494
                                                                          ----------      ----------      ----------

          TOTAL CURRENT LIABILITIES                                        4,479,157      13,138,413       1,582,941
                                                                          ----------      ----------      ----------

LONG-TERM DEBT-BANK                                                                       16,000,000       1,927,711
                                                                          ----------      ----------      ----------

          TOTAL LIABILITIES                                                4,479,157      29,138,413       3,510,652
                                                                          ----------      ----------      ----------

MINORITY INTEREST                                                          2,704,690       1,724,551         207,777
                                                                          ----------      ----------      ----------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A convertible and redeemable, par
   value US$0.001; issued and outstanding - 600 shares                         --               --               --
Preferred stock, Series C convertible and redeemable, par
   value US $0.001; issued and outstanding - nil                               --               --               --
  Common stock - Par value US$.001; issued and
outstanding - 12,800,000 shares                                              106,240         106,240          12,800
  Additional paid-in capital                                               1,423,060      51,507,416       6,205,713
  Foreign currency translation                                                 --            -73,196          -8,819
  Accumulated deficit                                                     -1,521,000     -56,589,207      -6,817,976
                                                                          ----------      ----------      ----------

          TOTAL SHAREHOLDERS' EQUITY  (DEFICIT)                                8,300      25,814,217       3,110,147
                                                                          ----------      ----------      ----------

          TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                          7,192,147      25,814,217      $3,110,147
                                                                          ==========      ==========      ==========


                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)

                                                         1999               2000             2000
                                                         Rmb                Rmb              US$
                                                    ------------      ------------      ------------
REVENUE                                                  547,067         3,005,000      $    362,048
COST OF SALES                                           (157,283)       (1,254,143)         (151,101)
                                                    ------------      ------------      ------------
GROSS PROFIT (LOSS)                                      389,784         1,750,857           210,947
SELLING AND ADMINISTRATIVE EXPENSES                     (136,042)       (4,650,707)         (560,327)
                                                    ------------      ------------      ------------
INCOME (LOSS) FROM OPERATIONS                            253,742        (2,899,850)         (349,380)
TOTAL OTHER INCOME (EXPENSE), NET                         (4,921)           (5,048)             (608)
                                                    ------------      ------------      ------------

INCOME (LOSS) BEFORE TAXES                               258,663        (2,904,898)         (349,988)

TAXES                                                         --           154,646            18,632
                                                    ------------      ------------      ------------
INCOME (LOSS) BEFORE
MINORITY INTEREST                                        258,663        (3,059,544)         (368,620)
MINORITY INTEREST                                             --           638,094            76,879
                                                    ------------      ------------      ------------

NET INCOME (LOSS)                                        258,663        (2,421,450)     $   (291,741)
                                                    ============      ============      ============

INCOME (LOSS) PER SHARE                                      .02              (.19)     $       (.02)
                                                    ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   12,800,000        12,800,000        12,800,000
                                                    ============      ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.


                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)

                                                          1999               2000               2000
                                                          Rmb                Rmb                US$
                                                     ------------       ------------       ------------
REVENUE                                                   925,942          3,005,000       $    362,048
COST OF SALES                                            (369,235)        (1,625,465)          (195,831)
                                                     ------------       ------------       ------------
GROSS PROFIT (LOSS)                                       556,707          1,379,535            166,209
SELLING AND ADMINISTRATIVE EXPENSES                      (242,086)        (7,597,837)          (915,402)
                                                     ------------       ------------       ------------
INCOME (LOSS) FROM OPERATIONS                             314,621         (6,218,302)          (749,193)
TOTAL OTHER INCOME, NET                                     8,153              7,973                961
                                                     ------------       ------------       ------------

INCOME (LOSS) BEFORE TAXES                                322,774         (6,210,329)          (748,232)

TAXES                                                      17,662            154,646             18,632
                                                     ------------       ------------       ------------
INCOME (LOSS) BEFORE
MINORITY INTEREST                                         305,112         (6,364,975)          (766,864)

MINORITY INTEREST                                              --          1,296,768            156,237
                                                     ------------       ------------       ------------

NET INCOME (LOSS)                                         305,112         (5,068,207)      $   (610,627)
                                                     ============       ============       ============

INCOME (LOSS) PER SHARE                                       .02               (.40)      $       (.05)
                                                     ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    12,800,000         12,800,000         12,800,000
                                                     ============       ============       ============

         The accompanying notes are an integral part of the consolidated financial statements.


                       ESOFTBANK.COM, INC. AND SUBSIDIARES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                                                        Retained
                                                                      Additional       Foreign          Earnings
                                                        Common          paid-in        Currency       (Accumulated
                                                        Stock           capital       Translation        Deficit)          Total
                                                         Rmb              Rmb             Rmb              Rmb              Rmb
                                                     -----------     -----------      -----------      -----------      -----------
Balance at January 1, 2000                               106,240      51,423,060               --      (51,521,000)           8,300

Net loss                                                      --              --               --       (5,068,207)      (5,068,207)

Foreign currency translation                                  --              --          (73,196)              --          (73,196)

Assumption of liabilities by
 Shareholder contributed to capital                           --         160,985               --          160,985               --

Elimination of minority shareholder
 Portion of contributed capital                               --         (76,629)              --               --          (76,629)
                                                     -----------     -----------      -----------      -----------      -----------
Balance at June 30, 2000                                 106,240      51,507,416          (73,196)     (56,589,207)      (5,048,747)
                                                     ===========     ===========      ===========      ===========      ===========

         The accompanying notes are an integral part of the consolidated financial statements.


                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)

                                                                              1999               2000               2000
                                                                              Rmb                Rmb                US$
                                                                          -----------        -----------        -----------
Cash Flows from Operating Activities
Net income (loss)                                                             305,112         (5,068,207)       $  (610,627)
                                                                          -----------        -----------        -----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation                                                                 35,558             73,880              8,901
  Amortization of product development costs                                    46,779            155,096             18,686
  Provision for losses on receivables - Customers                                  --                400                 48
  Minority interest                                                                --         (1,296,768)          (156,237)
  (Increase) decrease in
      Accounts receivable                                                    (573,622)          (211,930)           (25,534)
      Deposits and other                                                     (180,338)          (727,153)           (87,609)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                                      398,692                 --                 --
      Advances to employees                                                   546,201             92,354             11,127
  Increase (decrease) in
      Accounts payable and accrued expenses                                   394,305           (596,427)           (71,859)
      Customer deposits                                                       (61,869)         3,157,629            380,437
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                    (402,775)                --                 --
                                                                          -----------        -----------        -----------

                 Total Adjustments                                            202,931          2,263,795            272,746
                                                                          -----------        -----------        -----------
                 Net Cash (Used In) Provided by Operating                     508,043         (2,804,412)          (337,881)
                                                                          -----------        -----------        -----------

 Cash Flows from Investing Activities
  Capital expenditures                                                       (182,054)        (1,751,669)          (211,044)
  Capitalized expenditures for product development costs                     (150,849)           (14,262)            (1,718)
  Net repayments from (advances to) SiTech Holding (Hainan)
     Company Limited                                                         (518,910)         1,485,426            178,967
  Net (advances to) repayments from related parties                             7,088         (1,189,970)          (143,370)
  Initial Investment of minority shareholder                                       --            240,000             28,916
  Other                                                                            --            (73,196)            (8,819)
                                                                          -----------        -----------        -----------

                     Net Cash (Used in) Provided by Investing
                       Activities                                            (844,725)        (1,303,671)          (157,069)
                                                                          -----------        -----------        -----------

Cash Flows from Financing Activities
  Net borrowings from SiTech Holding                                               --            823,681             99,239
  Net short-term borrowings                                                   370,018          4,342,013            523,134
  Proceeds of issuance of long-term debt                                           --         16,000,000          1,927,711
  Net repayments to director                                                       --           (260,494)           (31,385)
  Capital contributions                                                            --            160,985             19,396
                                                                          -----------        -----------        -----------

                     Net Cash Provided by Financing Activities                     --         21,066,185          2,538,095
                                                                          -----------        -----------        -----------

 Net Increase (Decrease) in Cash                                               33,336         16,958,102          2,043,145

 Cash, Beginning of Period                                                     34,687            629,351             75,825
                                                                          -----------        -----------        -----------

 Cash, End of Period                                                           68,023         17,587,453        $ 2,118,970
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


                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited financial statements and related notes included in the Company's 1999 Form 10-KSB and the audited financial statements of World Concept Development Limited and Subsidiary and SiTech Hainan Limited in the Form 10-KSB. Certain reclassifications have been made to prior periods' financial statements to conform to the 2000 presentation and the accounting for the acquisitions, as more fully described below in Note 2.

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


NOTE 3 - LONG-TERM DEBT

On May 29, 2000 the Company entered into a one year credit facility with Shenzhen Commercial Bank for RMB 16 million at 5.3125%. The credit facility is secured by shares in the Company owned by Dr. Lan, director and shareholder of the Company.


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

Overview

     eSoftBank.com, Inc. is a leading Chinese web-based software development & sub-contracting services provider. We offer a wide range of value-added services including IT consulting, project outsourcing, quality control, software releasing etc.. Our focus is on various e-commerce, network management and resource control systems for business and government enterprises. As one of the first Application Service Providers (ASP) in China, eSoftBank.com is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job subcontracting, software testing and supporting services. Our website, http://www.eSoftBank.com, is a registry for Chinese web page designers and e-commerce developers, as well as institutions requiring the services of these people on which we provide a cost-efficient platform for job exchanges and assignments. We offer independent software engineers a source of business opportunities and web space, while companies are able to select from a variety of software engineers and software companies. Our revenues are derived from commissions on transaction volume consummated on the platform, as well as handling fees and service charges for software engineering and technical support services. Our headquarters are in Shenzhen, China.

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

     SiTech Hainan Ltd. is the only company that existed prior to 1999 that is reflected in our consolidated financial statements. All amounts presented below for the second quarter and the first half of 1999 are historical results for SiTech Hainan. WCD was formed in the fourth quarter of 1999 and only became operational in the first quarter of 2000. Accordingly, the discussion and analysis below compares the results of operations of SiTech Hainan for the second quarter and first half of 1999 with the consolidated results of operations of WCD for the second quarter and first half of 2000.

     Part of our strategy consists of enhancing market recognition of our brand name as a global on-line software subcontracting platform and marketing our on-line software outsourcing platform to various industries. To further these goals, we signed an agreement with Shenzhen Commercial Bank, a local commercial bank, to cooperate in the following areas:

     -- the bank will use our platform as a bidding center to purchase computer-related equipment;
     -- we will have the right of first refusal concerning the bank's software outsourcing projects;
     -- we will promote the bank's proven software technologies and information services; and
     -- we and the bank will cooperate in developing e-banking, including on-line banking, on-line payment and other activities.

The bank has also agreed to cooperate with us in the future in other e- commerce projects.

     We have completed negotiations concerning our strategic alliance with Shenzhen Machinery Equipment Bid Center (the Bid Center), which was finalized and announced in the first week in July. We expect this agreement to further strengthen our on-line subcontracting business and to generate annual estimated transaction volume of US$100 million. The bid center is directly supervised by the Trade Development Bureau of the

Shenzhen Municipality. Its clients include business entities, individuals, as well as governmental entities. We and the Bid Center agreed to cooperate in the following areas:

     --   Developing a bid channel to purchase hardware and software;
     --   The Bid Center will provide us with all the information on bid projects;
     --   We will provide technical support services to the Bid Center;
     -- We will provide the Bid Center with long term technical support, consulting services and network development.

We believe that this strategic alliance will further broaden our business arena and client base, which we believe are critical to our success. The revenue stream will come from commissions on a transactional basis.

     Another alliance that we expect will broaden our market exposure is our signed agreement with 263.net to jointly publish an embedded software transaction platform and virtual software community called 263.eSoftBank.com for 3 million 263.net users. Management believes that 263.net's homepage receives up to 1,200,000 "hits" daily, and has as many as 3,800,000 registered users.

     As part of our efforts to maintain a strong brand image, we also have begun the ISO 9001 certification process for quality assurance for our outsourcing business.

     The business of eSoftbank.com is currently conducted in Renminbi, the currency of China ("RMB"), which for purposes of this section and our financials are converted at an exchange rate of $1.00 = RMB 8.30.

Second Quarter and First Half of 2000 versus Second Quarter and First Half of
1999

     We had revenues of $362,048 from our primary lines of business (and other revenues of $1,752 from secondary lines of business) during the second quarter of 2000, compared to an aggregate of $66,538 ($111,559) for the second quarter (first half) of 1999. We did not have any revenues during the first quarter of the year, as we were completing the infrastructure related to our new subcontracting platform during that quarter. Our revenues for the second quarter and first half of 2000 reflect the increase in the services that we (and our subsidiaries) provided to Shenzhen Wanli Aoxiang Investment Development Co., Ltd. (hereinafter referred to as "Swaid") under our service contract with Swaid, which we described under "Outlook" in management's discussion and analysis of financial results in our Form 10-QSB for the first quarter of 2000. We also earned revenues this year for a consulting project with a second company. In contrast, revenues in the first quarter of 1999 were primarily generated by software development projects, which were all completed prior to the end of calendar 1999. We believe that our current contracts signal to the e-commerce market that our model is acceptable in China. We also believe that our Internet-based platform, which offers technical databank, knowledge exchange, job subcontracting, software testing and supporting services, will begin to generate positive results in the near future. We expect revenues to increase in the following quarters due to the launching of our eSoftBank.com website and revenues from our other software development operations described in the "Overview" and "Outlook" sections.

     Our cost of sales was $151,101 in the second quarter of 2000 and $195,831 for the first six months of this year, compared to $18,950 for the second quarter of 1999, an eightfold increase, and $44,487 for the first six months of 1999. This increase in our cost resulted from the implementation of the strategy described above, particularly the cost of parts to support our activities and increased salaries. Salaries for the quarter increased because we increased our current staff base to 140, including 50 salespeople. These two components accounted for about $107,000, or 81%, of the increase in cost of sales. Additionally, salaries reflected an increase in personnel-months of about 38% over the first quarter of 2000.

     Gross margin as a percentage of sales (projects) was 42% in the second quarter of 2000 and 54% for the first half of the year, compared to 29% during the second quarter of 1999 and 42% for the first half of last year. This decrease was the result of the aforementioned increases in parts and salaries. We expect our gross margin to increase in the future as a result of continuing increases in sales without a simultaneous comparable increase in cost of sales.

     Our selling and administrative expenses increased to $560,327 in the second quarter ($915,402 for six months), an increase of $513,754 ($912,476) from $16,390 ($857,069) in the comparable period of 1999. Our increase in staffing and the concurrent increase in our marketing efforts in Shenzhen and Hainan in addition to Beijing comprise a significant portion of this increase.

     We incurred losses for the second quarter of 2000 of $291,741 (after giving effect to the minority interest held by others in SiTech Hainan, which decreased the operating loss by $76,879). We also incurred losses of $610,627 during the first six months of 2000. This represented a decrease in net income of $322,905 for the three month period and $647,387 for the six month period, respectively. (We had profits of $31,164 and $36,760 during the comparable quarter and six month period of 1999.) The operating losses in the first half of 2000 were due to our marketing campaign, the costs of setting up our offices, and the initial decrease in our revenues while we established our platform and increased cost of sales as we developed and launched our eSoftBank.com website. During the second quarter, this increase was mainly attributable to our staffing increase. As expenses stop growing, our shift in focus from a pure software development company to a worldwide on-line software subcontracting platform is expected to reverse these negative trends in the future. We do not expect that operating expenses will continue to increase at this pace.

Outlook

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

     We are currently engaged to undertake the projects listed below. We anticipate that these projects and others under consideration will have a positive impact on our revenues and cash flows in later quarters.

     1. We have entered into a service contract for a data telecommunication company, pursuant to which our customer will make use of our bidding platform to get proposals for its e-business plans. We understand that the telecommunications company has a budget of approximately $1.2 million to spend on its e-business, of which we will have the opportunity to earn about 10% as a service fee if the telecommunications company chooses a plan proposed through eSoftbank's platform. Additionally, we will serve as the project supervisor during the implementation of the plan.

     2. Our subsidiary esoftbank.com Beijing has entered into a website construction contract with a well-known electric company. We anticipate that this contract will generate revenues of about $40,000.

     3. Our subsidiary SiTech Hainan has entered into a payroll auto-transfer software programming project with a commercial bank pursuant to which SiTech Hainan will develop a software which can auto-transfer payroll from the bank's commercial customers accounts to their respective employees' accounts. The anticipated revenues are about $26,000.

     4. In addition to these contracts, we anticipate that we will receive revenues from the remaining portion of our service contract with Swaid (about $380,000) and from other several smaller projects (estimated at $48,000).

     We plan to build upon our presence in China and expand our presence overseas in the future.

Liquidity and Capital Resources

     At the end of the second quarter of 2000, we had cash on hand of $2,118,970, in contrast to $8,196 at the end of the second quarter of 1999. This increased cash is primarily due to funds provided as a short term loan from Shenzhen Commercial Bank to one of our subsidiaries. Management believes this funding will enable us to develop our business and meet our operating cash needs until our business generates positive cash flow. Under the terms and conditions of a credit facility contract between eSoftbank.com (Shenzhen) and the bank dated May 29, 2000, on June 30, 2000, eSoftbank.com (Shenzhen) borrowed $1.9 million from the bank with an interest rate of 5.3125% and a term of one year.. The loan is collateralized by 3,193,660 of our shares issued to one of our principals. If our operations do not generate the positive net income within the time period that management anticipates, we will find it difficult to satisfy our cash requirements without additional cash contributions from investors. We believe that this need will diminish as our website, subcontracting platform and other services become more familiar to those in China's IT community.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

     Our outstanding common stock was trading (simultaneously) on a pre- and post-reverse split basis during the reporting period. On June 20, 2000, we released an explanatory press release, which provided in pertinent part as follows:

          "On March 31, 2000 the Company amended its Articles of Incorporation to change its name from Natural Way Technologies, Inc. to eSoftBank.com, Inc. and reverse split its shares on a 1:5 basis. These transactions resulted from the Company's acquisition of World Concept Development, Inc.

          Unfortunately, when the new trading symbol for the Company was issued, it reflected only the name change. This caused confusion in the market place as the 1:5 reverse split was reflected only after May 31, 2000. The Company has since taken the steps necessary to remedy any problems or losses caused by this confusion. Effective June 1, 2000 all share transactions reflect the 1:5 reverse split."

Item 6.

(a)  Exhibit 27 - Financial Data Schedule

(b) o We filed a report on Form 8-K on June 5, 2000 (Item 1, Change of Control) and a report on Form 8-K/A on June 7, 2000 (Item 1, Change of Control, and
     Item 7, Financial Statements for World Concept Development Limited and Subsidiary and for SiTech Hainan Limited) with respect to the March 2000 transactions and share issuances described in Item 2 of Part II of our Form 10-Q for the reporting quarter ended March 31, 2000.

     o We also issued the press release quoted in Item 5 immediately above.

                                    Signature


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     eSoftbank.com Inc.
                                     (Name of Registrant)


Dated: August 11, 2000                By:    /s/ Lan Hongbing
                                      ------------------------------------------
                                      Name:  Lan Hongbing
                                      Title: Chief Executive officer
                                             (Authorized Officer)



                                      By:    /s/ Liao Qianzhi
                                      ------------------------------------------
                                      Name:  Liao Qianzhi
                                      Title: Vice President, Finance
                                             (Principal Accounting Officer)