Form 10QSB
period 2000-09-30
ESOFTBANK COM INC
filed 2000-11-14
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

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

Yes [X]  No [_]

     As of November 9, 2000, 2000, 12,800,000 shares of our common stock, par value $.001 per share, and 600 shares of our Series A convertible preferred stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


              [The remainder of this page intentionally left blank]

                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                         1999               2000               2000
                                                                          Rmb                Rmb                US$
                                                                      ----------         ----------         ----------
ASSETS
CURRENT ASSETS
Cash                                                                     629,351          5,074,416            611,375
Accounts receivable                                                    2,014,330          1,895,980            228,431
Deposits and other                                                     1,047,357          2,147,932            258,787
Advances to employees                                                    433,878            519,480             62,588
Due from related parties                                               1,488,112            179,291
Due from SiTech Holding (Hainan) Company Limited                       1,485,426          2,948,499            355,241
                                                                      ----------         ----------         ----------

          TOTAL CURRENT ASSETS                                         5,610,342         14,074,419          1,695,713
                                                                      ----------         ----------         ----------

NONCURRENT ASSETS
 Product development costs, net                                          822,272            718,082             86,516
 Investment                                                                   --          2,800,000            337,349
 Fixed assets                                                            759,533          2,625,056            316,272
                                                                      ----------         ----------         ----------

          TOTAL NONCURRENT ASSETS                                      1,581,805          6,143,138            740,137
                                                                      ----------         ----------         ----------

          TOTAL ASSETS                                                 7,192,147         20,217,557          2,435,850
                                                                      ==========         ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                       364,448            842,264            101,478
  Accrued expenses                                                       303,951            962,969            116,020
  Customer deposits                                                      105,098            123,776             14,913
  Taxes payable                                                          467,734            183,034             22,052
  Short-term borrowings                                                2,977,432          7,352,773            885,876
  Due to director                                                        260,494                 --                 --
                                                                      ----------         ----------         ----------

          TOTAL CURRENT LIABILITIES                                    4,479,157          9,464,816          1,140,339
                                                                      ----------         ----------         ----------
LONG-TERM DEBT-BANK                                                           --         16,000,000          1,927,711
                                                                      ----------         ----------         ----------
          TOTAL LIABILITIES                                            4,479,157         25,464,816          3,068,050
                                                                      ----------         ----------         ----------

MINORITY INTEREST                                                      2,704,690          1,414,336            170,402
                                                                      ----------         ----------         ----------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A convertible and redeemable, par
   value US$0.001; issued and outstanding - 600 shares                        --                 --                 --
Preferred stock, Series C convertible and redeemable, par
   value US $0.001; issued and outstanding - nil                              --                 --                 --
  Common stock - Par value US$.001; issued and
outstanding - 12,800,000 shares                                          106,240            106,240             12,800
  Additional paid-in capital                                           1,423,060         51,507,416          6,205,713
  Foreign currency translation                                                --           -122,274            -14,732
  Accumulated deficit                                                 -1,521,000         -58,152,977        -7,006,383
                                                                      ----------         ----------         ----------
          TOTAL SHAREHOLDERS' EQUITY                                       8,300         -6,661,595           -802,602
                                                                      ----------         ----------         ----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                                      7,192,147         20,217,557          2,435,850
                                                                      ==========         ==========         ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)

                                                                          1999                    2000                     2000
                                                                           Rmb                     Rmb                      US$
                                                                      ------------            ------------             ------------
REVENUE                                                                  1,425,391               4,827,190                 $581,589
COST OF SALES                                                              217,271               3,156,820                  380,339
                                                                      ------------            ------------             ------------
GROSS PROFIT                                                             1,208,120               1,670,370                  201,250
SELLING AND ADMINISTRATIVE EXPENSES                                        232,236               3,323,143                  400,379
                                                                      ------------            ------------             ------------
INCOME (LOSS) FROM OPERATIONS                                              975,884              (1,652,773)                (199,129)
                                                                      ------------            ------------             ------------

OTHER EXPENSE
            INTEREST EXPENSE                                                    --                 203,909                   24,567
            OTHER EXPENSE, NET                                                 126                  17,301                    2,085
                                                                      ------------            ------------             ------------
            TOTAL OTHER INCOME, NET                                            126                 221,210                   26,652
                                                                      ------------            ------------             ------------

INCOME (LOSS) BEFORE TAXES                                                 975,758              (1,873,983)                (225,781)

TAXES                                                                       16,500                      --                       --
                                                                      ------------            ------------             ------------
INCOME (LOSS) BEFORE                                                       959,258              (1,873,983)                (225,781)
MINORITY INTEREST
MINORITY INTEREST                                                               --                 310,213                   37,375
                                                                      ------------            ------------             ------------

NET INCOME (LOSS)                                                          959,258              (1,563,770)                (188,406)
                                                                      ============            ============             ============

INCOME (LOSS) PER SHARE                                                        .08                    (.12)                    (.02)
                                                                      ============            ============             ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                     12,800,000              12,800,000               12,800,000
                                                                      ============            ============             ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)

                                                                         1999                     2000                     2000
                                                                          Rmb                      Rmb                      US$
                                                                     ------------             ------------             ------------
REVENUE                                                                 2,351,333                7,832,190             $    943,637
COST OF SALES                                                            (586,506)              (4,782,285)                (576,179)
                                                                     ------------             ------------             ------------
GROSS PROFIT (LOSS)                                                     1,764,827                3,049,905                  367,458
SELLING AND ADMINISTRATIVE EXPENSES                                      (474,322)             (10,920,980)              (1,315,780)
                                                                     ------------             ------------             ------------
INCOME (LOSS) FROM OPERATIONS                                           1,290,505               (7,871,075)                (948,322)
                                                                     ------------             ------------             ------------
OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                                                             --                 (203,909)                 (24,567)
  OTHER INCOME (EXPENSE), NET                                               8,027                   (9,328)                  (1,124)
                                                                     ------------             ------------             ------------
   TOTAL OTHER INCOME (EXPENSE), NET                                        8,027                 (213,237)                 (25,691)
                                                                     ------------             ------------             ------------

INCOME (LOSS) BEFORE TAXES                                              1,298,532               (8,084,312)                (974,013)

TAXES                                                                      34,162                  154,646                   18,632
                                                                     ------------             ------------             ------------
INCOME (LOSS) BEFORE
MINORITY INTEREST                                                       1,264,370               (8,238,958)                (992,645)

MINORITY INTEREST                                                              --                1,606,981                  193,612
                                                                     ------------             ------------             ------------

NET INCOME (LOSS)                                                       1,264,370               (6,631,977)            $   (799,033)
                                                                     ============             ============             ============

INCOME (LOSS) PER SHARE                                                       .10                     (.52)            $       (.06)
                                                                     ============             ============             ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                    12,800,000               12,800,000               12,800,000
                                                                     ============             ============             ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                       ESOFTBANK.COM, INC. AND SUBSIDIARES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                                                        Retained
                                                                      Additional       Foreign          Earnings
                                                        Common          paid-in        Currency       (Accumulated
                                                        Stock           capital       Translation        Deficit)          Total
                                                         Rmb              Rmb             Rmb              Rmb              Rmb
                                                     -----------     -----------      -----------      -----------      -----------
Balance at January 1, 2000                               106,240      51,423,060               --      (51,521,000)           8,300

Net loss                                                      --              --               --       (6,631,977)      (6,631,977)

Foreign currency translation                                  --              --         (122,274)              --         (122,274)

Assumption of liabilities by
 Shareholder contributed to capital                           --         160,985               --               --          160,985

Elimination of minority shareholder
 Portion of contributed capital                               --         (76,629)              --               --          (76,629)
                                                     -----------     -----------      -----------      -----------      -----------
Balance at September 30, 2000                            106,240      51,507,416         (122,274)     (58,152,977)      (6,661,595)
                                                     ===========     ===========      ===========      ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)

                                                                                           1999            2000             2000
                                                                                            Rmb             Rmb              US$
                                                                                        -----------     -----------     -----------
Cash Flows from Operating Activities
Net income (loss)                                                                         1,264,370      (6,631,977)      $(799,033)
                                                                                        -----------     -----------     -----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                               73,420         202,470          24,394
  Amortization of product development costs                                                  70,168         232,645          28,030
  Provision for losses on receivables - Customers                                                --             400              48
  Minority interest                                                                              --      (1,606,983)       (193,612)
  (Increase) decrease in
      Accounts receivable                                                                  (837,500)        117,950          14,211
      Deposits and other                                                                     (1,320)     (1,100,575)       (132,599)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                                                   (200,000)             --              --
      Advances to employees                                                                 338,231         (85,602)        (10,314)
  Increase (decrease) in
      Accounts payable and accrued expenses                                                 486,176         852,134         102,667
      Customer deposits                                                                     (10,087)         18,678           2,250
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                                  (157,016)             --              --
                                                                                        -----------     -----------     -----------

                 Total Adjustments                                                         (237,928)     (1,368,883)       (164,925)
                                                                                        -----------     -----------     -----------
                 Net Cash (Used In) Provided by Operating                                 1,026,442      (8,000,860)       (963,958)
                                                                                        -----------     -----------     -----------

 Cash Flows from Investing Activities
  Capital expenditures                                                                     (199,189)     (2,067,993)       (249,156)
  Capitalized expenditures for product development costs                                   (221,529)       (128,455)        (15,477)
  Net repayments from (advances to) SiTech Holding (Hainan)
     Company Limited                                                                       (518,910)      1,485,426         178,967
  Net (advances to) repayments from related parties                                         (89,898)     (4,436,611)       (534,532)
  Initial Investment of minority shareholder                                                     --         240,000          28,916
  Investment                                                                                     --      (2,800,000)       (337,349)
  Other                                                                                          --        (122,274)        (14,732)
                                                                                        -----------     -----------     -----------

                     Net Cash (Used in) Provided by Investing
                       Activities                                                        (1,029,526)     (7,829,907)       (943,363)
                                                                                        -----------     -----------     -----------

Cash Flows from Financing Activities
  Net short-term borrowings                                                                      --       4,375,341         527,149
  Proceeds of issuance of long-term debt                                                         --      16,000,000       1,927,711
  Net repayments to director                                                                     --        (260,494)        (31,385)
  Capital contributions                                                                          --         160,985          19,396
                                                                                        -----------     -----------     -----------

                     Net Cash Provided by Financing Activities                                   --      20,275,832       2,442,871
                                                                                        -----------     -----------     -----------

 Net Increase (Decrease) in Cash                                                             (3,084)      4,445,065         535,550

 Cash, Beginning of Period                                                                   34,687         629,351          75,825
                                                                                        -----------     -----------     -----------

 Cash, End of Period                                                                         31,603       5,074,416        $611,375
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

Overview

     eSoftBank.com, Inc. is a leading Chinese web-based software development & sub-contracting services provider. We offer a wide range of value-added services including IT consulting, project outsourcing, quality control and software releasing. Our focus is on various e-commerce, network management and resource control systems for business and government enterprises. Our website, HTTP://WWW.ESOFTBANK.COM, is a registry for Chinese web page designers and e-commerce developers, as well as institutions requiring the services of these people, on which we provide a cost-efficient platform for job exchanges and assignments. It is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job subcontracting, software testing and support services. Through the website, we offer independent software engineers a source of business opportunities and web space, while companies are able to select from a variety of software engineers and software companies. Our revenues are derived from commissions on transaction volume on the platform, as well as handling fees and service charges for software engineering and technical support services. Our headquarters are in Shenzhen, China.

     We changed our company's name from Natural Way Technologies, Inc. to eSoftBank.com, Inc. on March 31, 2000 when we acquired (the "Acquisition") all of the issued and outstanding shares of World Concept Development Limited ("WCD"). WCD owns the software development and Internet-based software subcontracting platform operations conducted in China under the name eSoftBank.com.

     The Acquisition has been accounted for using the purchase method of accounting as a reverse acquisition, whereby the company issuing its shares to effect a business combination is determined to be the acquiree in the business combination. This occurs when the shareholders of the issuer have less than a majority of voting control of the combined entity. The company whose shareholders retain the majority voting interest in the combined entity is presumed the acquirer. In the Acquisition, the then-existing shareholders of Natural Way retained a 27% voting interest in the combined entity on completion of the Acquisition. Accordingly, WCD is deemed to be the acquirer and the assets of Natural Way are required to be fair valued at acquisition. As Natural Way had no assets (other than obligations due from a shareholder) or operations during 1999 and 2000 (prior to March 31st), no fair value adjustments were required and there are no changes to the WCD financial statements that would require a pro forma analysis. Additionally, because WCD is deemed to be the acquirer, the historical financial statements of Natural Way (now eSoftbank.com Inc.) have been restated, and now reflect the historical operations of WCD and its subsidiaries.

     SiTech Hainan Ltd. is the only company that existed prior to 1999 that is reflected in our consolidated financial statements. All amounts presented below for the third quarter and the first nine months of 1999 are historical results for SiTech Hainan. WCD was formed in the fourth quarter of 1999 and only became operational in the first quarter of 2000. Accordingly, the discussion and analysis below compares the results of operations of SiTech Hainan for the third quarter and first nine months of 1999 with the consolidated results of operations of WCD for the third quarter and first nine months of 2000.

     The business of eSoftbank.com is currently conducted in Renminbi, the currency of China ("RMB"), which for purposes of this section and our financial statements are converted at an exchange rate of $1.00 = RMB 8.30.

Third Quarter and First Nine Months of 2000 versus Third Quarter and First Nine Months of 1999

     We had revenues of $581,589 and $943,637 from operations during the third quarter and first nine months of 2000, respectively, compared to $171,734 and $283,293 for the same periods of 1999. The increases of 287% and 231% over the respective periods of 1999 (and 61% increase over the second quarter 2000 revenues) reflect the services that we and our subsidiaries provided to Shenzhen Wanli Aoxiang Investment Development Co., Ltd. (hereinafter referred to as "Swaid") under our service contract with Swaid, which we described under "Outlook" in management's discussion and analysis of financial results in our Form 10-QSB for the first quarter of 2000. Other projects, including several other B2B website projects in Hong Kong generating approximately $78,000 in revenues and a project for a Chinese listed company that generated approximately $40,000 in revenues, also contributed significantly to these increases. In contrast, a significant portion of revenues in 1999 were generated by software development projects that completed prior to the end of calendar 1999.

     Because we believe that our current contracts signal to the e-commerce market that our model is viewed favorably in China and has the potential to compete in international markets, we expect to derive significant revenues from international expansion. This expansion will be facilitated by our recent expansion into Hong Kong (see item 3 under "Recent Developments"), which resulted in the third quarter revenues attributed to the aforementioned Hong Kong B2B website project.

     Our cost of sales was $380,339 in the third quarter of 2000 and $576,179 for the first nine months of the year, compared to $26,177 for the third quarter of 1999 and $70,663 for the first nine months of 1999. The increases by factors of 14 and eight in our cost resulted from our being engaged in more projects than in the same period in 1999, increased salaries, and the continued development of our new platform operations generally. Salaries for the third quarter increased primarily because we hired additional software programmers and because of increasing salary levels of our incumbent programmers. Furthermore, costs of sales increased because these programmers focused their efforts on profit-generating projects instead of marketing related research and development activities.

     Gross margin as a percentage of sales was 35% in the third quarter of 2000 and 39% for the first nine months of the year, compared to 85% during the third quarter of 1999 and 75% for the first nine months of last year. This resulted primarily from the increase in costs of sales associated with implementing the new platform, including those factors contained in the preceding paragraph. While revenues increased by a factor of three to four from year to year, cost of sales increased by factors of fourteen and eight for the quarter and nine-month period, respectively. Because our new platform has been established and revenues are increasing, we expect our gross margin to increase as the rate of increase in cost of sales decreases.

     Our selling and administrative expenses ("SGA") increased to $400,379 in the third quarter and $1,315,780 for the nine month period, increases of $372,399 and $1,258,633, respectively, from $27,980 and $57,147 in the comparable periods of 1999. The increase from year to year is due to increases in staffing and marketing efforts. However, three-month SGA expenses decreased by $159,948, or 29%, from the $560,327 in expenses incurred in the second quarter of 2000. The decrease from the second quarter SGA expense level reflects our successful efforts to increase internal management efficiency. Management has also imposed stricter controls on advertising expenses, which decreased by 52% to $69,905 from $145,306. We expect these controls to contribute to decreasing SGA expenses in the future. Additionally, in an effort to make our distribution system more efficient, we have also established strategic alliances with established companies that will assist us in distributing our software. See item 1 under "Recent Developments."

     We incurred losses for the third quarter of 2000 of $188,406 (after giving effect to the minority interest held by others in SiTech Hainan, which decreased the operating loss by $35,375). Our aggregate losses were $799,034 during the first nine months of 2000. This represented a decrease in net income of $303,979 for the quarter and $951,368 for the nine month period, respectively, when compared with our profits of $115,573 and

$152,334 during the third quarter and first nine months of 1999. The operating losses in the first nine months of 2000 over the first nine months of 1999 were due to our marketing campaign, the costs of setting up our offices, the initial decrease in our revenues while we established our platform and the increased cost of sales as we developed and launched our eSoftBank.com website. We believe that the foregoing trends may have been reversed, however. For example, during the third quarter of 2000, our losses were 35% less than during the second quarter of 2000, which decrease was due to our improved control over SGA expenses, as described in the immediately preceding paragraph. As our expenses decrease, we expect that our operations as a worldwide on-line software subcontracting platform will result in smaller losses and, ultimately, profitability. Notwithstanding our expectations, however, there is no assurance that we will ever become profitable.

Outlook

General

     We believe that we are well-positioned for growth in the rapidly developing information technology ("IT") industry in China and, we anticipate, internationally. Our web site is currently visited and utilized by individuals and companies in Beijing, Shenzhen, Hainan and other cities in China. We also expect that our revenues will increase significantly as a result of our expansion into Hong Kong.

Recent Developments

     We believe that the recent developments described below will have a positive impact on our future results of operations. However, there is no assurance that these benefits will be realized or that, if realized, these benefits will reach the levels we anticipate.

     1. We recently signed a Cooperation Agreement with Capital Networks, a leading Chinese Internet Infrastructure Provider. Under this Agreement, eSoftBank.com and Capital Networks will work together on Web Solutions, ERP and other related projects. At the same time, Capital Networks has agreed to be the reseller of eSoftBank.com's Network Management Software-SitechGate, which we believe has already established a proven track record in the Chinese market. Capital Networks, an experienced ISP& Internet infrastructure operator, and eSoftbank have also agreed to carry out a joint-development for the ADSL version of Sitechgate Communications Software, which we anticipate will increase revenues in the near future. Capital Networks is also a strategic partner of China Telecom and one of the largest ISPs in Beijing.

     2. We recently purchased a 2.67% equity share in Hunan Xiangyou Technology Co., Ltd. for about $337,000. Xiangyou Technology is the result of the restructuring of China Post Bureau and China Mobile, which restructuring was commenced one year ago and backed by the Ministry of Information Industry and was intended to efficiently integrate China Post Bureau's subsidiaries into a more comprehensive entity. We believe that Xiangyou Technology will achieve profitability in the near future, although there is no assurance that it will ever become profitable. We believe this investment will provide us with access to Xiangyou Technology's customer base, which is derived from its more established equityholders (China Post and China Mobile). We also believe that we can leverage our relationship with Xiangyou Technology into a broader technology base in telecommunications and e-post services.

     3. In furtherance of our efforts to move into international markets, we secured two more contracts with Hong Kong based IT companies, CEInet and ChinaHR, to provide web solutions service. The total value of the two contracts is approximately US $420,000.

     4. We have been engaged to design, develop and implement a Compensation Management System for Industrial and Commercial Bank of China (ICBC) Hainan Branch. ICBC is one of the four big commercial banks in the PRC. We completed the system design and installation of this project in some Hainan ICBC branches during the third quarter. We anticipate that this project will enable us to gain significant experience in the banking sector, which we believe has substantial market potential in management system related projects. The total value of the contract is approximately US$600,000.

     5. We have signed a cooperation agreement with Jiangzhong Pharmaceutical Co. Ltd. (Jiangzhong), one of the largest public pharmaceutical companies in China, to provide web solutions for Jiangzhong's B2B platform. The type of B2B pharmaceutical platform operated by Jiangzhaong is strictly licensed by the Chinese government, which has granted only five such licenses to date. We believe that our agreement with Jiangzhong will provide us with greater experience and name recognition in this market. We believe that Jiangzhong will benefit as our products and services will enable Jiangzhong to better market its pharmaceutical products through the Internet, resulting in anticipated decreases in sales & general administrative costs and secure broader distribution channels.


Liquidity and Capital Resources

     At the end of the third quarter of 2000, we had cash on hand of $611,375, in contrast to $75,825 at the end of the third quarter of 1999. This increased cash is primarily a combination of funds remaining from a short term loan from Shenzhen

Commercial Bank to one of our subsidiaries and projects revenues from Swaid. Management believes this funding will enable us to develop our business and meet our operating cash needs until our business generates positive cash flow. Under the terms and conditions of a credit facility contract between eSoftbank.com (Shenzhen) and the bank dated May 29, 2000, on June 30, 2000, eSoftbank.com (Shenzhen) borrowed $2 million from the bank with an interest rate of 5.3125% and a term of one year. The loan is collateralized by 3,193,660 of our shares issued to one of our principals. If our operations do not generate the positive net income within the time period that management anticipates, we will find it difficult to satisfy our cash requirements without additional cash contributions from investors. We believe that this need will diminish as our website, subcontracting platform and other services become more familiar to those in China's IT community.

              [The remainder of this page intentionally left blank]

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Items 3 - 5. We have nothing to report under these items.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K - None.

              [The remainder of this page intentionally left blank]

                                    Signature


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eSoftbank.com Inc.
                                          (Name of Registrant)


Dated: November 13, 2000                   By:    /s/ Lan Hongbing
                                           -------------------------------------
                                           Name:  Lan Hongbing
                                           Title: Chief Executive officer
                                                  (Authorized Officer)



                                           By:    /s/ Liao Qianzhi
                                           -------------------------------------
                                           Name:  Liao Qianzhi
                                           Title: Vice President, Finance
                                                  (Principal Accounting Officer)