Form 10KSB
period 2000-12-31
ESOFTBANK COM INC
filed 2001-05-08
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 1-12293

                               eSOFTBANK.COM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                     87-0394313
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

         Flat A, United Plaza, 5022 Binhe Main Street, Futian District,
                              Shenzhen, PRC 518026
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-86-755-255-1130

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,140,223

         As of May 4, 2001, 12,920,000 shares of our common stock, $.001 par value and 600 shares of our Series A convertible preferred stock, $.001 par value were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $1,161,448.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Transitional Small Business Disclosure Format:   Yes       No  X
                                                          ----      ----

                                TABLE OF CONTENTS

                                                                 Page
                                                                -------

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS........................3
         ITEM 2.  DESCRIPTION OF PROPERTIES......................5
         ITEM 3.  LEGAL PROCEEDINGS..............................5
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS............................5

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS....................5
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...........6
         ITEM 7.  FINANCIAL STATEMENTS...........................9
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.........9

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT..............9
         ITEM 10. EXECUTIVE COMPENSATION........................10
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.........................11
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..................................12
         ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K..............13

                 SIGNATURES.....................................13

                 FINANCIAL STATEMENTS...........................13

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

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

         On February 21, 2000, Shenzhen also acquired an 80% of the newly issued and outstanding stock of eSoftbank (Beijing) Software Systems Co.,Ltd.(Beijing), a PRC company, from Holdings for an initial capital investment of approximately $116,000. The remaining 20% of Beijing is owned by Mr. Hongyu Lan, the brother of Dr. Hongbing Lan.

Business of the Company

         eSoftBank.com, Inc. is a leading Chinese web-based software development & sub-contracting services provider. We offer a wide range of value-added services including IT consulting, project outsourcing, quality control and software releasing. Our focus is on various e-commerce, network management and resource control systems for business and government enterprises. Our website, HTTP://WWW.ESOFTBANK.COM, is a registry for Chinese web page designers and e-commerce developers, as well as institutions requiring the services of these people, on which we provide a cost-efficient platform for job exchanges and assignments. It is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job subcontracting, software testing and support services. Through the website, we offer independent software engineers a source of business opportunities and web space, while companies are able to select from a variety of software engineers and software companies. Our revenues are derived from commissions on transaction volume on the platform, as well as handling fees and service charges for software engineering and technical support services. Our headquarters are in Shenzhen, China.

         We changed our company's name from Natural Way Technologies, Inc. to eSoftBank.com, Inc. on March 31, 2000 when we acquired (the "Acquisition") all of the issued and outstanding shares of World Concept Development Limited ("WCD"). WCD owns the software development and Internet-based software subcontracting platform operations conducted in China under the name eSoftBank.com.

         eSoftBank has built the first software outsourcing infrastructure in China. Current, we have in excess of 70,000 individual and corporate members who are available to perform software development, outsourcing or collaberation on the eSoftBank.com platform. There are also approximately 900 Chinese software companies who are contracting with members for software collaberation and development.

Market Strategy

         To gain greater visibility in China, we relocated our headquarters from Hainan to Shenzhen, the Silicon Valley of the People's Republic of China, and substantial operations to Beijing, the capital city of China, the home to a number of universities as well as Li-tech companies. This visibility has assisted the Company in its marketing efforts.

         The Company has also concentrated on developing strategic alliances with both Chinese information technology (IT) companies and American IT consulting companies. These strategic alliances have had a dual benefit in that they have both helped the Company develop expertise in major software programming fields and have generated outsourcing engagements for the Company.

         The Company continues to strengthen its positive in online software outsourcing by serving as an e-market place to bring together buyer and seller of IT services. During the fourth calendar quarter of 2000, we upgraded and expanded the Software Outsourcing Platform to provide for a matching of IT service providers and IT service contractors not just for the Chinese market, but for the international market as well.

         On a prospective basis, we hope to establish outsourcing partnerships which will produce more recurring projects and more stable revenue sources.

Competition

         Competition in software outsourcing market ins inevitable. We have competitors in China such as NEU-Apline, eNet and CCIDNET as well as foreign competitors. However our business model is different. NEU-Alpine provides software development by using their own technical resources. eNet and CCIDNET provide only a portal for software companies. However we are both our own technicians and a wide array of outside professionals already associated with us. TLL provides great flexibility and scaleability; we provide a software portal; and can also finish the software development by organizing our technical resources.

Research and Development

         Research and development has a high priority:

* We continue to develop our core project management platform-OnTeam, which assists software companies in improving their software project management. We have now released the (beta)th version of this platform;

* We continue to develop and upgrade Project Management Center, the software outsourcing business model of eSoftBank;

* We are developing and expanding our network solutions, BroadenGate, which can assist clients do easily access the internet, monitor website visits and provide the mechanism to charge for internet service.

Patents and Trademarks

         OnTeam is our leading project management platform conforming CMMII and ISO 9000 series. This platform integrates the functions including project management, development process, quality assurance, communication, configuration management, bug report etc. Now we are applying patents in both China and the United States.

Now we have the trademarks of:

*    ESOFTBANK  (in  China):   the  brand  of  our  company,   as  well  as  the
     collaborative development and software outsourcing;

* ONTEAM: a standardized project management platform, which can manage the whole process of software development. It provides an integrated software development and project environment;

* BROADENGATE and E*LINUX (both in China): the product trademarks for our internet service package/platform;

* DEVELOPMATRIX (in China): the solution for optimizing and reorganizing the resources management in IT outsourcing.

Government Regulation

         We are not subject to any government regulations other than those that normally apply to other software developers, such as copyright and trademarks laws.

Employees

         We have 180 employees; 20 of which are managerial, 110 of which are software engineers and 50 of which are clerical.

ITEM 2. DESCRIPTION OF PROPERTIES

         We do not own any real estate, but lease three separate offices in Beijing, Shenzhen and Haikou.

         In Beijing, we lease 400 square meters (approximately 5,166 square fee) of office space at Room 706, Tower B, COFCO Plaza, No. 8, Jianguomennei Street, Dongcheng District, Beijing, 100005, the People's Republic of China. The rent for this facility is $10,650 per month and the lease extends through March 2002.

         In Shenzhen, we lease 300 square meters (approximately 3,875 square feet) of office space at Room 2111, Flat A, United Plaza, 5022 Binhe Main Street, Futian District, Shenzhen, 518026, the People's Republic of China. The rent for this facility is $1,300 per month and the lease extends through April 30, 2001. This facililty also serves as our corporate headquarters.

         In Haikou we lease 700 square meters (approximately 9,042 square feet) of office space at Room 1001, Haikou International Commerical Center, No. 38, Datong Road, Haikou, Hainan, The People's Republic of China. The rent for this facility is $3,500 per month and the lease extends through August 2005.

ITEM 3.  LEGAL PROCEEDINGS

         To the best of management's knowledge, there are no legal proceedings threatened or pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for vote to the shareholders during the fourth quarter of our fiscal year, nor were any voted upon other than at a meeting of shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            There is currently limited trading in our Common Stock. The following table sets forth the high and low bid price by calendar quarter of the Company's common stock. There was no trading in our common stock prior to the second quarter of 2000.

Quarter Ended                      High              Low
--------------                    -------           ------
March 31, 2000                    $    -            $   -
June 30, 2000                       9.50             .937
September 30, 2000                 3.125             1.25
December 31, 2000                   1.50             .469


Shareholders of Record

         As of April 20, 2001, there were approximately 301 record holders of our common stock. Our common stock trades on the OTC:BB under the symbol ESFB.

Dividends

         We have never declared or paid any cash dividend on our Common Stock nor do we expect to declare or pay any dividend on our Common Stock in the forseeable future.

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

         Revenues. Revenues increased by $648,030 or 131.66% to $1,140,223 for the year ended December 31, 2000 from $492,193 for the year ended December 31, 1999. This increase in revenues resulted from an aggressive marketing plan initiated in the early part of the year along with the increased visability from opening offices in Shenzhen and Beijing.

         Cost of Sales. Cost of sales increased by $396,392 or 342.75% to $512,041 for the year ended December 31, 2000 from $115,649 for the year ended December 31, 1999. Cost of sales as a percent of revenues was 44.91% for the year ended December 31, 2000 compared to 23.50% for the year ended December 31, 1999. This increase in cost of sales resulted from increased revenues and a change in the mix of products sold. The increase in cost of sales as a percentage of revenue is attributable to an increased percentage of sales from web-based software subcontracting which has a lower profit margin than software development.

         Selling and Administrative Expenses. Selling and administrative expenses increased by $1,962,269 or 1,780.17% to $2,072,498 for the year ended December 31, 2000 from $110,229 for the year ended December 31, 1999. This increase in selling and administrative expenses resulted from costs associated with opening two additional offices, increased marketing expenses increased research and development expenses and increased professional fees.

         Other Expenses, Net. Other expenses consists of interest income and expense, bank charges, recovery of prior expenses foreign exchange gains or losses and other miscellaneous income. Other expenses, net increased by $28,966 or 125.39% to $29,197 for the year ended December 31, 2000 from $231 for the year ended December 31, 1999. This increase in other expenses, net resulted principally from interest expense which was partially offset by interest and miscellaneous income.

         Income Taxes. Income tax increased by $30,077 or 99.99% to $60,188 for the year ended December 31, 2000 from $30,111 for the year ended December 31, 1999. Although the income of the Company decreased and there is a net operating loss for the current year, income taxes in the People's Republic of China are a function of gross sales and not of net income. Since sales more than doubled in the year ended December 31, 2000, the income taxes also increased.

         Minority Interest. Minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd. and the 47.6% of SiTech Hainan Ltd. not owned by the Company.

         As a result of the foregoing, the net income of the Company decreased by $1,324,894 from net income of $123,650 for the year ended December 31, 1999 to a net loss of $1,201,244 for the year ended December 31, 2000.

Liquidity and Capital Resources

         As of December 31, 2000, we had cash of $388,159 and a deficit in working capital of $1,967,031. This compares with cash of $75,825 and working capital of $495,014 as of December 31, 1999.

         Cash used by operating activities totaled $1,038,548 for the year ended December 31, 2001. This compares with cash provided by operations of $103,855 for the year ended December 31, 2001. The charge in cash provided by (used in) operating activities is to the net operating loss for the current year compared to an operating profit in the prior year which was partially offset by increased depreciation and amortization in the current year and changes in current accounts.

         Cash used by investing activities increased to $511,277 for the year ended December 31, 2000 from $151,318 for the year ended December 31, 1999. This increase resulted from an increase in capital expenditures and purchases of long-term investments which was partially offset by a reduction in capital expenditures for product development and advances from shareholders.

         Cash provided by financing activities totaled $1,862,158 for the year ended December 31, 2000 compared to cash used in financing activities of $4,337 for the year ended December 31, 1999. The net change in cash provided by financing activities is attributable to an increase in borrowings and investments which was partially offset by the payment of a dividend.

         Based on the current level of expenditures, it will be necessary for us to seek additional funding over the next twelve months. Without such funding, we will be unable to implement our business plan.

Cautionary Statements

         In addition to the other information in this Annual Report on Form 10-KSB, the following factors should be considered carefully in evaluating the Company.

         Demand for our Products Softens in a Weakend Economy. In a general economic downturn, our customers are apt to curtail information technology expenses. This can result in lower sales, lower sales revenues and a lengthening of sales cycles during these periods. If we experience a decrease in demand for our products, we can't assure you that we will be able to cut costs quickly and effectively in response to decreased sales or increased returns.

         Our Quarterly and Annual Revenues. Expenses and Operating Results May Flucuate Significantly. These flucuations may be due to a number of factors, including:

*    demand for our products

*    size and timing of significant orders and their fulfillment;

*    our ability to develop and upgrade our technology;

*    changes in our level of operating expenses;

*    our ability to compete in a highly competitive market

*    undetected software errors and other product quality problems;

*    changes in our sales incentive plans and staffing of sales territories; and

* change in the mix of domestic and international revenues and the level of international expansion.

         Intra-Quarter Fluctuations. Orders booked throughout a quarter may substantially impact product revenues in that quarter. Our sales also flucuate throughout the quarter as a result of customer buying patterns. In addition, we base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

         Fixed Expenses. We base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

         Quarter-to-Quarter Comparisons. We believe quarter-to-quarter comparisons of our revenues, expenses and results of operations are not necessarily meaningful. You should not rely on our quarterly revenues, expenses and results of operations to predict our future performance.

         Our Markets are Highly Competitive and Rapidly Changing. Our markets are highly competitive and rapidly changing. We face competition from small companies with niche offerings as well as public companies with a breadth of offerings. New competitors have arisen and can be expected to continue to arise in a rapidly evolving market.

         Our Products are Subject to Rapid Technological Change. The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if new products based on new technologies are introduced or new industry standards emerge.

         Limited Protection of Proprietary Technology; Risks of Infringement. Our success depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We rely on a combination of copyright and trade secret law as well as contractual restrictions to protect our technology. These legal protections provide only information. However, we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If we litigated to enforce our rights, litigation would be expensive, would divert management resources and may not be adequate to protect our business. We also could be subject to claims alleging infringement of third-party intellectual property rights. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation , pay damages, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. As a result, claims against us could materially adversely affect our business.

         Risks Associated with Completed and Potential Acquisitions. We have made and may continue to make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We may be required to incur debt or issue equity securities to pay for any future acquisitions. In addition, there can be no assurance that we will be able to successfully integrate our recent acquisitions of Netect and Entevo or that we will be able to integrate the products and technology we acquired into our sales model or product offerings.

         Risks of Undetected Software Errors. Our software products are complex and may contain certain undetected errors, particularly when first introduced or when new versions or enhancements are released. We have previously discovered software errors in certain of our new products after their introduction. We cannot be certain that, despite our testing, such errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Such undetected errors could result in adverse pubicity, loss of revenues, delay in market acceptance or claims against us by customers, all of which could materilly adversely affect our business.

  Country Risk. Substantially all of the Company operations are conducted in the PRC and accordingly, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with the political, economic and legal environments and with foreign currency exchange, among others. The Company's results may be affected by, among other things by changes in the political and social conditions in the PRC and changes in government policies with respect to laws and regulations, anti-inflation measures, currency conversion, remittance abroad and rates and method of taxation. The PRC government has implemented economic reform policies in recent years, and these reforms may be refined or changed by the government at any time. It is possible that a change in the PRC leadership could lead to changes in economic policy. In addition, a substantial portion of the Company revenue is denominated in Renminbi, which must be converted into other currencies before remittance outside the PRC. Both the conversion of the Reminbi and other foreign currencies and remittance of foreign currencies abroad require approval of the PRC government.

ITEM 7. FINANCIAL STATEMENTS

        The consolidated financial statements of the Company, together with the independent auditors' report on these statements by Blackman Kallick Bartelstein LLP are included on pages F-2 through F-20 of this Form 10-KSB.
(See Index to Financial Statements on page F-1 of this Form 10-KSB.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There  were  no  changes  in  or   disagreements   with  the  certifying
accountants or on any accounting or financial disclosure item during any period covered by this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following are the names, ages and positions held by each of our officers and directors:

   Name
Director Since            Age                 Title
---------------         -------    ---------------------------------
Dr.  Hongbing Lan         34       Chairman, Chief Executive Officer and
                                   Director                                 1999
Mr.  Chunlin Tang         30       Chief Financial Officer
Ms.  Ling Wen             40       Vice-President

Mr.  Henry Lan           28        Chief Technical Officer
Mr.  Xinmin Gao          62        Director                                 2000
Mr.  Fa Ding Liu         38        Director                                 2000
Mr.  Daniel A. Norcross  27        Chief Marketing Officer                  2000

     The term of office of each director is one year, subject to removal by the shareholders, or until his successor is elected and qualified at our annual meeting of shareholders. The term of office for each officer is for one year, subject to removal by the Board of Directors, or until a successor is elected.

     Biographical Information

     Dr. Hongbing Lan. Dr. Hongbing Lan, Chairman, Chief Executive Officer and director received a doctorate degree in Automation Control from Wuhan HuaZhong Science University. In 1995, he established the State Information Center Software Laboratory. In 1996, Dr. Lan formed Si Tech Hainan Co. Ltd. where he worked until 1999 when he formed eSoftBank.com, Inc., the predecessor of our Company.

     Mr. Chunlin Tang. Mr. Chunlin Tang joined the Company in March, 2000 as our Chief Financial Officer. Prior to joining the Company, Mr. Tang worked in Johnson and Johnson Medical Co., Ltd as Finance Manager from March 1999 to March 2000. He received his Bachelor from Tsinghua University in 1994 and a Master in accounting from the same university in 1997. He also studied in France at College Des Ingeniurs in 1998 and then worked as instructor in Economics & Management School, Tsinghua University till March 1999. He is a Chinese CPA.

     Ms. Ling Wen. Ms. Ling Wen joined the Company in January 2000 and is our Vice President in charge of business strategic partnerships. Prior to joining the Company, Ms. Wen was employed by Hainan 1st Investment Co., Ltd from March 1995 till January 2000. Ms. Wen holds an MBA degree from Shanghai Fudan University.

     Mr. Daniel A. Norcross. Mr. Daniel Norcross joined the Company in May 2000 and serves as our Chief Marketing Officer and director. Prior to joining the Company, Mr. Norcross was employed by QwikQuote Development, Inc. as a Project Manager from 1999 to 2000. He also acted as a software developer in Atlantic Media Corporation from 1998 to 1999 and in Great Easter Reinsurance Inc. from 1997 to 1997. He the a Bachelor's degree of Computer in Williams College in 1997 and a Master's degree from Harvard University in 1999.

     Mr. Henry Lan. Mr. Henry Lan joined the Company in 1998 and serves as our Chief Technical Officer. Prior to joining the Company, Mr. Lan was employed by Hainan Telecom from 1997 to 1998. From 1990 to 1997, he finished his bachelor and master study plan. Mr. Lan holds a Masters Degree in Computer Science from Huazhong University of Science and Technology.

     Mr. Xinmin Gao. Mr. Xinmin Gao was selected as a director of our Company in April 2000 and is the Chief Scientist of the Company. Prior to joining the Company, Mr. Gao was employed by China Information Association as the deputy Director from 1999. He also acted as the director of State Information Center of China for nearly 8 years from the year 1991.

     Mr. FaDing Liu. Mr. FaDing Liu was selected as a director of our Company in April 2000. Prior to joining the Company, Mr. Liu had been employed by New York Office, Nanfang Security Co., Ltd as the office manager for over 5 years from the

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Under the Securities laws of the United States, our Executive Officers, Directors and beneficial owners of more than ten percent (10%) of any class of our securities are required to report their initial ownership of our securities and any subsequent changes in that ownership to the Securities and Exchange Commission. However, none of these persons has yet filed the forms as required with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

     Summary Compensation Table


                          Annual Compensation                         Long Term Compensation

                                                      Awards            Restricted                    Payouts
                                                      ------                                          -------
 Name and                                          Other Annual    Stock      Options    LTIP        All other
 Principal Position   Year    Salary     Bonus($)  Compensation    Awards     / SARS    Payout     compensation
 ------------------  ------   ------     --------  --------------  --------   ---------  -------   -------------


Dr.  Hongbing Lan     1998    $10,200       0           0              0          0         0            0
Chairman, Chief       1999     11,800       0           0              0          0         0            0
Executive Officer     2000     14,200       0           0              0          0         0            0
and Director


Options /SAR Grants in Last Fiscal Year

     The Company has never granted options or stock appreciation rights.

Bonuses and Deferred Compensation

     None

Compensation Pursuant to Plans

     The Company does not have any compensation or option plans.

Pension Plans

     Not applicable

Other Compensation

     None

     Directors who are not officers of the Company receive $2,000 per year as compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock, par value $0.01, held by each person who is believed to be the beneficial owner of 5% or more of the shares of the Company's common stock outstanding at April 13, 2001, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of       Name and Address of    Amount and Nature of
Class          Beneficial Owner       Beneficial Ownership     Percent of Class
----------     -------------------    ---------------------    -----------------

Common         Dr.  Hongbing Lan (1)(2)          4,193,660             32.46%

Common         Mr.  Chunlin Tang (1)                     -                 -

Common         Ms.  Ling Wen (1)                         -                 -

Common         Mr.  Henry Lan (1)                        -                 -

Common         Mr.  Xinmin Gao (1)                       -                 -

Common         Mr.  Fa Ding Liu (1)                      -                 -

Common         Pacific Winner Development        4,193,660             32.46%
               Ltd.  (1)(2)

Common         China Enterprise Confederation
               No.  17, Zizhuyuan Nanzu
               Beijing, PRC                        647,480              5.01%

Common         World Concept Holding
               2/F, Flat D & E, Cheong Ming
               Bldg.
               80-86 Argyle Street, Mongkok        978,100              7.57%
               Kowloon, Hong Kong

Common         Shenzhen Commercial Bank          1,020,000              7.89%
               No.  1099, Shen Nan Zhonghu
               Shenzhen Commercial Bank
               Building
               Shenzhen, PRC

All officers and Directors, and as a Group
(6 Person)                                      4,193,660              32.46%

(1) Address for all persons and entities is Flat A, United Plaza, 5022 Binhe Main Street, Futian District, Shenzhen, PRC 518026

(2)  Beneficially owned by Dr. Hongbing Lan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Name of parties and                           1999           2000         2000
Nature of transaction                          Rmb            Rmb          US$
                                               ---            ---          ---

Dr.  Hongbing Lan - Travel and trip          (260,494)    2,316,408      279,085
expenses paid on behalf of the Company

SiTech Holding (Hainan) Company Limited     1,485,426             -            -
- Cash advances

     Sitech Holding (Hainan) Company Limited is an entity controlled by Dr. Hongbing Lan an officer, director and controlling shareholder of the Company.

     The balances with Dr. Hongbing Lan are unsecured, interest-free and repayable on demand.

     The Company jointly developed and designed two projects with SiTech Holding (Hainan) Company, which generated gross revenue of Rmb 199,310 in 1999.

     The 20% equity interest of eSoftBank (Beijing) Software Systems Co., Ltd. not owned by us, is owned by Hongyu Lan, the brother of Dr. Hongbing Lan an officer of our Company.

                                     PART IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
    -----------

     2.1* Exchange Agreement by and among Natural Way Technologies, Inc. and the shareholders of World Concept Development Limited

     3.1* Amended and Restated Articles of Incorporation

     3.2* Certificate of Decrease and Increase in Authorized Shares 3.3 Bylaws, as amended to date (1)

     21.1* Subsidiaries of Registrant

-----------

     *    As previously  filed with the Form 10-KSB for year ended  December 31,
          1999

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eSoftBank.com, Inc.

                                            By: /s/ Dr.  Hongbing Lan
                                               --------------------------
                                                Dr.  Hongbing Lan
                                                Chief Executive Officer

                                            By: /s/ Chunlin Tang
                                               --------------------------
                                                Chunlin Tang
                                                Principal Accounting Officer

     Dated: May 4, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                     Title                                   Date
    ------                  -----------                             ---------

/s/ Hongbing Lan            Chairman, Chief Executive Officer     May 4, 2001
-------------------------
Dr.  Hongbing Lan


/s/ Xinmin Gao              Director                              May 4, 2001
-------------------------
Mr.  Xinmin Gao


/s/ Fa Ding Liu             Director                              May 4, 2001
-------------------------
Mr.  Fa Ding Liu
                               eSoftBank.com, Inc.
                   Index to Consolidated Financial Statements


                                                                         Page
                                                                        -------

Report of Independent Public Accountants

Balance Sheets as of December 31, 2000 and 1999                            F-2

Statements of Operations for the Years Ended
   December 31, 2000 and 1999                                              F-3

Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                              F-4

Statements of Shareholders' Equity for the Years
   Ended December 31, 2000 and 1999                                        F-5

Notes to Financial Statements                                       F-6 - F-20

                          Independent Auditor's Report


Stockholders and the Board of Directors eSoftBank.com, Inc.


We have audited the accompanying consolidated balance sheets of eSoftBank.com, Inc. (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, of stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eSoftBank.com, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a significant loss from operations and has a deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        S/Blackman Kallick Bartelstein, LLP




Chicago, Illinois
March 31, 2000
                               eSoftBank.com, Inc.


                           Consolidated Balance Sheets


                           December 31, 1999 and 2000
================================================================================

               The accompanying notes are an integral part of the consolidated financial statements.



                                     Assets

                                                   1999           2000           2000
                                                   Rmb            Rmb            US$
                                               ------------  -------------  -------------

Current Assets
     Cash                                          629,351       3,221,718        388,159
     Accounts receivable                         2,014,330         640,900         77,217
     Deposits and other                          1,047,357       1,000,271        120,515
     Advances to employees                         433,878         427,395         51,493
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                 -         207,944         25,053
     Due from related party                      1,485,426               -              -
                                               -----------   -------------  -------------

                  Total Current Assets           5,610,342       5,498,228        662,437
                                               -----------   -------------  -------------







Noncurrent Assets
     Long-term investment                                -       2,800,000       337,349
     Product development costs, net                822,272         852,995       102,770
     Fixed assets                                  759,533       2,929,976       353,009
     Other                                               -         265,068        31,936
                                               ------------   -------------  ------------

                  Total Noncurrent Assets        1,581,805      6,848,039        825,065
                                               ------------   -------------  ------------
                  Total Assets                   7,192,147     12,346,267      1,487,502


        The accompanying notes are an integral part of the consolidated financial statements.

================================================================================
                Liabilities and Stockholders' Equity (Deficit)

                                                          1999           2000           2000
                                                          Rmb            Rmb            US$
                                                      ------------   -----------    ------------

Current Liabilities
     Short-term borrowings - Bank                              -      16,000,000     1,927,711
     Accounts payable                                    159,900         159,900        19,265
     Accrued expenses
         Salaries, wages and other compensation                -         669,171        80,623
         Employee fringe benefits                        274,888         635,988        76,625
         Taxes                                           467,734         355,713        42,857
         Other                                           233,611       1,588,513       191,387
     Customer deposits                                   105,098          41,000         4,940
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                       -          57,890         6,975
     Due to directors                                    260,494       2,316,408       279,085
                                                    ------------   -------------  ------------

                  Total Current Liabilities            1,501,725      21,824,583     2,629,468
                                                    ------------   -------------  ------------

Minority Interest                                      2,704,690         261,925       31,557
                                                    ------------   -------------  ------------

Stockholders' Equity (Deficit)
     Common stock, Par value US$0.001; issued
       and outstanding - 12,920,000 shares and
       0 shares as of December 31, 2000 and
       1999, respectively                                      -         107,236       12,920
     Common stock, par value US$1.00; issued
       and outstanding - 0 shares and 1,000 shares
       as of December 31, 2000 and 1999,
       respectively                                        8,300               -            -
     Additional paid-in capital                        1,209,012      52,715,431    6,351,257
     Reserve funds                                       306,386         347,148       41,825
     Retained earnings (accumulated deficit)           1,462,034     (62,910,056)  (7,579,525)
                                                      ----------   -------------  -------------

                  Total Stockholders' Equity (Deficit) 2,985,732      (9,740,241)  (1,173,523)
                                                      ----------   -------------  -------------

                  Total Liabilities and Stockholders
                    Equity                             7,192,147      12,346,267    1,487,502
                                                      ==========   =============  =============

                             eSoftBank.com, Inc.


                      Consolidated Statements of Operations


                     Years Ended December 31, 1999 and 2000

================================================================================

                                                     1999             2000            2000
                                                      Rmb              Rmb             US$
                                                 -------------    --------------  --------------

Revenue                                           4,085,198          9,463,849       1,140,223

Cost of Sales                                      (959,890)        (4,249,939)       (512,041)
                                                --------------    -------------   -------------

Gross Profit                                      3,125,308          5,213,910         628,182

Selling and Administrative Expenses                (914,900)       (17,201,735)     (2,072,498)
                                               ----------------   -------------   --------------

Income (Loss) from Operations                     2,210,408        (11,987,825)     (1,444,316)
                                               ----------------   -------------   --------------

Other (Expense) Income
     Interest expense                                     -          (497,640)         (59,957)
     Other (expense) income, net                     (1,915)          255,304           30,760
                                               ----------------   -------------   --------------

                  Total Other Expense, Net           (1,915)         (242,336)         (29,197)
                                               ----------------   -------------   --------------

Income before Income Taxes                        2,208,493       (12,230,161)      (1,473,513)

Income Taxes                                        249,921           499,561           60,188
                                               ----------------   -------------   --------------

Income (Loss) before Minority Interest            1,958,572       (12,729,722)      (1,533,701)

Minority Interest in Income (Loss)                  932,280        (2,759,393)        (332,457)
                                               ----------------   -------------   --------------

Net Income (Loss)                                 1,026,292        (9,970,329)      (1,201,244)
                                               ================   =============   ==============

Earnings (Loss) per Share - Basic and Diluted           .08              (.78)            (.09)
                                               ================   =============   ==============
Weighted Average Common Shares
  Outstanding - Basic and Diluted                12,800,000        12,845,699       12,845,699
                                               ================   =============   ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                               eSoftBank.com, Inc.


            Consolidated Statements of Stockholders' Equity (Deficit)


                     Years Ended December 31, 1999 and 2000

================================================================================


                                                  Common Stock              Series A Convertible and
                                                  par value US$1.00        Redeemable Preferred Stock
                                            ---------------------------  --------------------------------
                                             Number of          Amount     Number of              Amount
                                              Shares             Rmb       Shares                  Rmb
                                            -----------      ----------  ------------           ----------
Balance as of January 1, 1999                       -               -              -                   -

Issuance of Common Stock                        1,000           8,300              -                   -

Reserve Fund                                        -               -              -                   -

Net Income                                          -               -              -                   -
                                           ----------    ------------    -------------          ------------

Balance as of December 31, 1999                 1,000           8,300              -                   -

Reclassification of Reserve Funds                   -               -              -                   -

Effect of Merger                               (1,000)         (8,300)           600                   5

One for Five Reverse Stock Split                    -               -              -                   -

Issuance of Common Stock                            -               -              -                   -

Conversion of Preferred Stock                       -               -           (600)                 (5)

Assumption of Liabilities by Stockholder
  Contributed to Capital                            -               -              -                   -

Net Loss                                            -               -              -                   -

Deemed Dividends                                    -               -              -                   -
                                           ----------    ------------    -------------          ------------

Balance as of December 31, 2000                     -               -              -                   -


         The accompanying notes are an integral part of the consolidated financial statements.

================================================================================

                                                   Retained
     Common Stock                 Additional       Earnings
   Par value US $0.001              paid-in       Accumulated     Reserve
-----------------------------
  Number of                         capital        Deficit)        Funds              Total
   Shares           Amount            Rmb             Rmb           Rmb                Rmb
-------------    ------------  ----------------   -------------  --------------   ---------------

           -               -         1,209,012         602,898         139,230      1,951,140

           -               -                 -               -               -          8,300

           -               -                 -        (167,156)        167,156              -

           -               -                 -       1,026,292               -      1,026,292
 -----------     -----------   ---------------    ------------  --------------   ------------

           -               -         1,209,012       1,462,034         306,386      2,985,732

           -               -                 -         (40,762)         40,762              -

  17,500,000         145,320        51,383,974     (51,520,999)              -              -

 (14,000,000)       (116,270)          116,270               -               -              -

   9,300,000          77,190           (77,190)              -               -              -

     120,000             996              (991)              -               -              -


           -               -            84,356               -               -         84,356

           -               -                 -      (9,970,329)              -     (9,970,329)

           -               -                 -      (2,840,000)              -     (2,840,000)
 -----------     -----------   ---------------    ------------  --------------   ------------

  12,920,000         107,236        52,715,431     (62,910,056)        347,148     (9,740,241)
 ===========     ===========   ===============    ============  ==============   ============


         The accompanying notes are an integral part of the consolidated financial statements.

                               eSoftBank.com, Inc.


                      Consolidated Statements of Cash Flows


                     Years Ended December 31, 1999 and 2000

================================================================================


                                                           1999          2000          2000
                                                            Rmb           Rmb           US$
                                                       ------------   -----------  ------------

Cash Flows from Operating Activities
     Net Income (Loss)                                    1,026,292    (9,970,329) $ (1,201,244)
                                                       ------------   -----------  ------------
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities
         Depreciation                                       169,273       400,808        48,290
         Amortization of product development costs          123,364       327,049        39,403
         Provision for losses on receivables -
           Customers                                              -     1,675,881       201,913
         Minority interest                                  932,280    (2,759,393)     (332,457)
         (Increase) decrease in
              Accounts receivable                          (701,500)     (302,451)      (36,440)
              Deposits and other                            (51,518)     (217,984)      (26,263)
              Costs and estimated earnings in
                excess of billings on uncompleted
                projects                                    398,692      (207,944)      (25,053)
              Repayment of advances to employees            112,323         6,483           781
         Increase (decrease) in
              Accounts payable and accrued expenses         452,450     2,434,138       293,270
              Customer deposits                             (19,347)      (64,098)       (7,723)
              Billings in excess of costs and
                estimated earnings on uncompleted
                contracts                                  (555,708)       57,890         6,975
                                                       ------------   -----------  ------------

                  Total Adjustments                        (860,309)    1,350,379       162,696
                                                       ------------   -----------  ------------

                  Net Cash Provided by (Used in)
                    Operating Activities                  1,886,601    (8,619,950)   (1,038,548)
                                                       ------------   -----------  ------------

         The accompanying notes are an integral part of the consolidated financial statements.

                               eSoftBank.com, Inc.


                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 1999 and 2000

================================================================================

                                                       1999            2000           2000
                                                        Rmb             Rmb            US$
                                                    -----------   -------------  -------------

Cash Flows from Investing Activities
     Capital expenditures                            (257,709)     (2,571,251)    $ (309,789)
     Capitalized expenditures for product
       development costs                             (596,840)       (357,772)       (43,105)
     Purchase of long-term investment                       -      (2,800,000)      (337,349)
     Net (advances to) repayments from
       stockholders                                  (401,388)      1,485,426        178,967
                                                    -----------   -------------  -------------

                  Net Cash Used in Investing
                    Activities                     (1,255,937)     (4,243,597)      (511,276)
                                                    -----------   -------------  -------------

Cash Flows from Financing Activities
     Net short-term borrowings                              -      16,000,000      1,927,711
     Issuance of common stock                           8,300               -              -
     Net (repayments to) borrowings from directors    (44,300)      2,055,914        247,700
     Initial investment of minority stockholder             -         240,000         28,916
     Dividends                                              -      (2,840,000)      (342,169)
                                                    -----------   -------------  -------------

                  Net Cash (Used in) Provided by
                    Financing Activities              (36,000)     15,455,914      1,862,158
                                                    -----------   -------------  -------------

Net Increase in Cash                                  594,664       2,592,367        312,334

Cash, Beginning of Year                                34,687         629,351         75,825
                                                    -----------   -------------  -------------

Cash, End of Year                                     629,351       3,221,718     $  388,159
                                                    ===========   =============  =============



         The accompanying notes are an integral part of the consolidated financial statements.

                               eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================


1.       Organization and Principal Activities

         eSoftBank.com, Inc. (the "Company") is incorporated under the laws of the State of Utah, in the United States of America, and its principal business activity is a 100% investment in World Concept Development
         Limited (World), primarily a holding company for investments in operating companies. World is incorporated under the laws of the British Virgin Islands.

         The consolidated financial statements include the accounts of the Company, World and its wholly owned subsidiary eSoftBank Networks (Shenzhen) Co. Ltd. (Shenzhen) and its majority owned subsidiaries eSoftBank (Beijing) Software Systems co. Ltd. (Beijing) (80% owned) and SiTech Hainan Limited (SiTech) (52.36% owned) as more fully described below. All material intercompany balances and transactions have been eliminated on consolidation.

         On March 31, 2000, Natural Way Technologies, Inc. (Natural Way) entered into an Exchange agreement (the Exchange) with World, an independent third party. In accordance with the Exchange, Natural Way acquired 100% of the issued and outstanding shares of World in exchange for 9,300,000 post-reverse split shares of Natural Way. Prior to closing, Natural Way affected a one for five reverse stock split and changed the name of the Company to eSoftBank.com, Inc. In addition, Natural Way issued warrants to two parties for future purchases of common stock in the Company. See
         Note 8.

         The Exchange has been accounted for using the purchase method of accounting as a reverse acquisition, whereby the company issuing its shares to effect the business combination is determined to be the acquiree in the business combination. This occurs when the stockholders retain the majority voting interest in the combined entity is presumed the acquirer. In the current Exchange, the existing stockholders of Natural Way will retain a 27% voting interest in the combined entity on completion of the Exchange. Accordingly, World is deemed to be the acquirer and the assets of Natural Way were required to be fair valued at acquisition. As Natural Way had no assets, as of the date of the Exchange, no fair value adjustment was required. The historical financial information prior to the Exchange is that of World and subsidiaries.

         World, a development stage enterprise, was incorporated on October 27, 1999, in the British Virgin Islands. World incorporated its wholly owned subsidiary Shenzhen on December 30, 1999, in the Peoples' Republic of China (PRC). World and Shenzhen were incorporated to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign, private or publicly held business. As of December 31, 1999, World had not commenced any formal business operations and the only activity related to the Company's formation.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

1.       Organization and Principal Activities (Continued)

         On February 21, 2000, World via Shenzhen, acquired 9.52% of the outstanding capital of SiTech, a company related through common ownership and management from Dr. Hongbing Lan, a director and stockholder of both World and SiTech for approximately $62,650. On the same date, Shenzhen acquired an additional 42.86% of SiTech from SiTech Hainan Holding Co., Ltd. (Holdings), a company related through common ownership and management, for approximately $280,000. SiTech is a software designer and markets both packaged and custom designed Internet-related software applications. The custom-designed application represents the primary source of the Company's revenue. Since both entities involved in the acquisition were under common control, the transaction was accounted for at historical cost in a manner similar to that in pooling-of-interests accounting. The cash consideration paid in these transactions was classified as a deemed dividend in the amount of Rmb 2,840,000. The consolidated financial statements include the results of operations for World and its subsidiaries from their inception.

         On February 21, 2000, Shenzhen also acquired 80% of the newly issued and outstanding stock of Beijing, a PRC company, from Holdings for an initial capital investment of approximately $116,000. The remaining 20% of Beijing is owned by Mr. Hong Yu Lan, the brother of Dr. Hongbing Lan.

         During August of 2000, Shenzhen acquired a 2.67% interest for Rmb 2,800,000 in a newly formed entity, whose primary stockholder and initiator is the Hunan Post Office (governmental agency). The new entity's development projects are to include: a postage computing system, telecommunication technology development, a postage machinery manufacturing line and other various technology related systems. The acquisition will be accounted for at the lower of cost or net realizable value.

2.       Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of Rmb 9,970,329 during the year ended December 31, 2000, and has an accumulated deficit of Rmb 62,910,056 as of December 31, 2000.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

2.       Going Concern (Continued)

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and
         (c) ultimately sustain profitability. Management's plan to continue as a going concern relies heavily on returning to profitability in 2001. This return to profitability is based upon expense control, cost reductions, and increased revenue growth. Management may also seek additional funding sources should the need arise. There is no assurance that management's plans will be successful or, if successful, that they will result in the Company continuing as a going concern.

3.       Summary of Significant Accounting Policies

         (a)  Cash

              Substantially all of the Company's cash is held at Shenzhen Commercial Bank as of December 31, 2000. The Company believes it is not exposed to any significant credit risk on cash.

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

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

3.           Summary of Significant Accounting Policies (Continued)

             (c)  Product development costs

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

              Capitalized product development costs consist of the following:

                                             1999          2000          2000
                                              Rmb           Rmb           US$
                                          -----------  -----------    ----------

              Balance, beginning of year    348,796      822,272     $   99,068
              Costs capitalized             596,840      357,772         43,105
              Costs amortized              (123,364)    (327,049)       (39,403)
                                          ---------    -----------    ----------

              Balance, end of year          822,272      852,995     $  102,770

              The accumulated amortization of product development costs related to the production of computer software totalled Rmb 543,971 and Rmb 216,922 as of December 31, 2000 and 1999, respectively.

              Included in cost of sales are research and development costs totalling Rmb 1,113,761 and Rmb 389,375 in the years ended December 31, 2000 and 1999, respectively.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

3.   Summary of Significant Accounting Policies (Continued)

     (d)  Revenue recognition

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

     (e)  Income taxes

     Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109.

     (f)  Management estimates

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

     (g)  Advertising

     Advertising is expensed the first time the advertising takes place. Advertising expense was Rmb 3,171,852 and Rmb 116,062 for 2000 and 1999, respectively.

     (h)  Foreign currency translation

     Foreign currency transactions denominated in foreign currencies are translated into Renminbi (Rmb) at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are translated into Rmb at the applicable rate of exchange at the balance sheets date. The resulting exchange gains or losses are credited or charged to the statements of income.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

3.       Summary of Significant Accounting Policies

         (h)  Foreign currency translation (Continued)


              Translation of amounts from Rmb into United States dollars (US$) for the convenience of the reader has been made at the unified exchange rate (see Note 12) on December 31, 2000 of US$ 1.00: Rmb
              8.30. No representation is made that the Rmb amounts could have been or could be converted into US$ at that rate on the above dates or at any other date.

         (i)  Fair value of financial instruments

              The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable approximate their fair values as of December 31, 2000 and 1999 because of the relatively short-term maturity of these instruments. The fair value of the Company's related party receivables and payables cannot be determined due to the nature of the transactions.

         (j)  Related party

              A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

         (k)  Earnings per share

              Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options and the if converted method to compute the dilutive effect of convertible debentures.

              The 9,300,000 shares issued as consideration for the reverse merger are considered outstanding for all periods presented.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

3.   Summary of Significant Accounting Policies (Continued)

         (l)  New accounting pronouncements

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No.
              133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheets and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
              (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

              On December 3, 1999, the SEC issued Staff Accounting Bulleting 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released on June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000, plus an adjustment of the statement of operations for the three months ended in the quarter of adoption.

              The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that the adoption of its provisions was not material to its annual or quarterly results of operations.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

4.       Taxation

         The Company is subject to PRC business tax at the applicable effective tax rate (5% for both 2000 and 1999) for income derived from services rendered.

         The Company enjoyed profits tax exemptions for two years from 1997 which was the first adjusted-for-tax profitable year and a 50% reduction on the standard tax rate of 15% for the three consecutive years in accordance with provincial and national regulations on certain industries.

         It is management's intention to reinvest all the income attributable to the Company as earned by its operations, outside the United States. Accordingly, no United States corporate income taxes have been provided in these financial statements.

         Under the current law of the British Virgin Islands, any dividends the Company may distribute in the future, and capital gains arising from the Company's investments are not subject to income tax in the British Virgin Islands.

5.       Fixed Assets

                                                  1999             2000            2000
                                                   Rmb              Rmb             US$
                                              -------------   -------------    -------------

         Cost
             Land lease rights                      211,225         211,225           25,449
             Leasehold improvements                       -         330,865           39,863
             Furniture and office equipment         160,252         683,411           82,339
             Automobiles                                  -         662,173           79,780
             Computer equipment                   1,020,052       2,075,105          250,013
                                              -------------   -------------    -------------

                                                  1,391,529       3,962,779          477,444
                                              -------------   -------------    -------------

         Less:  Accumulated Depreciation and
                    Amortization
             Land lease rights                       16,960          18,390            2,216
             Leasehold improvements                       -          21,396            2,578
             Furniture and fixtures                  53,468         286,184           34,480
             Automobiles                                  -          95,800           11,542
             Computer equipment                     561,568         611,033           73,618
                                              -------------   -------------    -------------

                                                    631,996       1,032,803          124,435
                                              -------------   -------------    -------------

         Net book value                             759,533       2,929,976          353,009


         The land lease rights are held in the PRC for 67 years from March 1, 1995.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

6.       Costs and Estimated Earnings on Uncompleted Contracts

                                                      1999          2000        2000
                                                       Rmb           Rmb         US$
                                                     ----------   ----------  -----------

         Costs incurred on uncompleted contracts              -      676,313       81,483
         Estimated earnings                                   -      710,291       85,577
                                                     ----------   ----------  -----------

                                                              -    1,386,604      167,060

         Less billings to date                                -   (1,236,550)    (148,982)
                                                     ----------   ----------  -----------

                                                              -      150,054       18,078

         Included  in  the  accompanying  balance
         sheets  under  the  following captions:
             Costs and estimated earnings in
                excess of billings on uncompleted
                contracts                                     -      207,944       25,053
             Billings in excess of costs and
                estimated earnings on uncompleted
                contracts                                     -      (57,890)      (6,975)
                                                     ----------   ----------  -----------

                                                              -      150,054       18,078

7.       Short-Term Borrowings - Bank

         As of December 31, 2000, the company was obligated under a line of credit with Shenzhen Commercial Bank for Rmb 16,000,000. Borrowings under this line of credit bear interest at 5.36% and are secured by 3,193,660 shares of stock in the Company owned by Dr. Hongbing Lan. As of December 31, 2000, no additional borrowings were available on this line of credit. The agreement expires on May 29, 2001, but it is management's expectation that this agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

8.       Warrants

         In connection with the Exchange agreement between Natural Way and World, Natural Way issued stock warrants to Pacific Winner Development Limited (Pacific), owned by Dr. Hongbing Lan, and World Concept Holding Limited (World Holding), an unrelated third party, for the purchase of shares of common stock in the Company for the following terms:


                                                     Warrants       Exercise
                                                     Granted         Price              Term
                                                  -------------   ------------   -------------------

         Pacific                                    2,400,000         $3.00       1/31/00 - 1/30/01
                                                    1,600,000         $4.00       1/31/01 - 1/31/02
                                                    1,600,000         $5.00       1/31/02 - 1/31/03

         World Holding                                600,000         $3.00       1/31/00 - 1/31/01
                                                      400,000         $4.00       1/31/01 - 1/31/02
                                                      400,000         $5.00       1/31/02 - 1/31/03


9.       Related Party Balances and Transactions

              Name of related party                  Existing relationship with the Company
         ----------------------------------         -------------------------------------------


         SiTech Holding (Hainan) Company Limited     Common ownership - Dr. Hongbing Lan

         Dr. Hongbing Lan                            Director and stockholder


           Name of parties and                          1999       2000         2000
           nature of transactions                       Rmb         Rmb          US$
           ----------------------                   -----------  ----------   ----------

         Dr. Hongbing Lan - Travel and trip
           expenses paid on behalf of the Company     260,494     2,316,408    279,085

         SiTech Holding (Hainan) Company
           Limited - Cash advances                  1,485,426             -          -


         The balances with Dr. Hongbing Lan are unsecured, interest-free and repayable on demand.

         The Company jointly developed and designed two projects with Hainan, which generated gross revenue of Rmb 199,310 in 1999.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

10.      Reserve Funds

         In accordance with the PRC Companies Law, the Company is required to transfer a percentage of its profit after taxation, as determined in accordance with PRC accounting standards and regulations, to the surplus reserve funds. The surplus reserve funds are comprised of the statutory surplus reserve fund and the public welfare fund. Subject to certain restrictions set out in the PRC Companies Law, the statutory surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. The public welfare fund is nondistributable and must be used for capital expenditures on staff welfare facilities.

11.      Major Customers

         For the year ended December 31, 2000, sales to a major customer amounted to more than 10% of total sales. The amount of revenue from the customer was Rmb 5,985,185. For the year ended December 31, 1999, there were two such customers and the revenue from each amounted to Rmb 1,955,000, and Rmb 800,000. There were no receivable balances for major customers as of December 31, 2000 and 1999.

12.      Operating Risks

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

         (b) On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the Peoples' Bank of China (the Unified Exchange Rate).

               The quotation of the exchange rates does not imply free convertibility of Rmb into Hong Kong dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Peoples' Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples' Bank of China. Approval of foreign currency payments by the Peoples' Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

                              eSoftBank.com, Inc.


                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 2000

================================================================================

13.      Supplemental Disclosures of Cash Flow Information

                                              1999        2000          2000
                                              Rmb         Rmb           US$
                                           ----------   ---------    ----------

            Cash payments of taxes          36,176       599,749       72,259
            Cash payments of interest            -       497,640       59,957