Form 10KSB/A
period 2000-12-31
ESOFTBANK COM INC
filed 2001-05-14
CIK 862475

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

                           Commission File No. 1-12293

                               eSOFTBANK.COM, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                      87-0394313
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

         Flat A, United Plaza, 5022 Binhe Main Street, Futian District,
                              Shenzhen, PRC 518026
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                          Common Stock, $.001 par value
                          ------------------------------
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

             Transitional Small Business Disclosure Format: Yes     No  X
                                                               -----  -----

                                TABLE OF CONTENTS

                                                                         Page
                                                                        ------
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS ...............................   3
         ITEM 2.  DESCRIPTION OF PROPERTIES..............................   5
         ITEM 3.  LEGAL PROCEEDINGS......................................   5
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS....................................   5
PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.............................  5
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS....................  6
         ITEM 7.  FINANCIAL STATEMENTS....................................  9
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..................  9
PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT........................ 9
         ITEM 10.EXECUTIVE COMPENSATION....................................10
         ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................11
         ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............12
         ITEM 13.EXHIBITS AND REPORTS OF FORM 8-K..........................13

         SIGNATURES........................................................13

         FINANCIAL STATEMENTS..............................................13

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

      On February 21, 2000,Shenzhen also acquired an 80% of the newly issued and outstanding stock of eSoftbank (Beijing) Software Systems Co., Ltd. (Beijing), a PRC company, from Holdings for an initial capital investment of approximately $116,000. The remaining 20% of Beijing is owned by Mr. Hongyu Lan, the brother of Dr. Hongbing Lan.

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

Quarter Ended                     High              Low
-------------                   --------          --------
March 31, 2000                  $     -           $    -
June 30, 2000                      9.50             .937
September 30, 2000                3.125             1.25
December 31, 2000                  1.50             .469


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

         Other Expenses, Net. Other expenses consists of interest income and expense, bank charges, recovery of prior expenses foreign exchange gains or losses and other miscellaneous income. Other expenses, net increased by $28,966 or 12.554% to $29,197 for the year ended December 31, 2000 from $231 for the year ended December 31, 1999. This increase in other expenses, net resulted principally from interest expense which was partially offset by interest and miscellaneous income.

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

         Cash used by operating activities totaled $1,038,548 for the year ended December 31, 2000. This compares with cash provided by operations of $227,301 for the year ended December 31, 1999. The change in cash provided by (used in) operating activities due to a net operating loss for the current year compared to an operating profit in the prior year which was partially offset by increased depreciation and amortization in the current year and changes in current accounts.

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

ITEM 7. FINANCIAL STATEMENTS

        The consolidated financial statements of the Company, together with the independent auditors' report on these statements by Blackman Kallick Bartelstein LLP are included on pages F-2 through F-22 of this Form 10-KSB.
(See Index to Financial Statements on page F-1 of this Form 10-KSB.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There  were  no  changes  in  or   disagreements   with  the  certifying
accountants or on any accounting or financial disclosure item during any period covered by this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following are the names, ages and positions held by each of our officers and directors:

     Name              Age              Title
   ---------         -------          -----------
Director Since
---------------

Dr.  Hongbing Lan      34             Chairman, Chief Executive Officer
                                      and Director                          1999
Mr.  Chunlin Tang      30             Chief Financial Officer
Ms.  Ling Wen          40             Vice-President

Mr.  Henry Lan              28             Chief Technical Officer
Mr.  Xinmin Gao             62             Director                         2000
Mr.  Fa Ding Liu            38             Director                         2000
Mr.  Daniel A. Norcross     27             Chief Marketing Officer          2000

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

     Summary Compensation Table


                         Annual Compensation                      Long Term Compensation

                                                   Awards         Restricted               Payouts
                                                   ------                                  -------

 Name and Principal  Year    Salary   Bonus($)  Other Annual Stock    Options    LTIP     All other
 ------------------  ----    ------   --------
      Position                                  Compensation  Awards   / SARS    Payout compensation
     ----------                                 ------------ --------  -------   ------ -------------

Dr.  Hongbing Lan    1998    $10,200     0           0           0        0         0         0
Chairman, Chief      1999     11,800     0           0           0        0         0         0
Executive Officer    2000     14,200     0           0           0        0         0         0
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

                  Name and Address of Beneficial        Amount and Nature of
 Title of Class   Owner Beneficial Ownership            Beneficial Ownership    Percent of Class
 --------------   -------------------------------       --------------------    ----------------


Common                Dr.  Hongbing Lan (1)(2)          4,193,660                    32.46%

Common                Mr.  Chunlin Tang (1)             -                                 -

Common                Ms.  Ling Wen (1)                 -                                 -



Common                Mr.  Henry Lan (1)                -                                 -

Common                Mr.  Xinmin Gao (1)               -                                 -

Common                Mr.  Fa Ding Liu (1)              -                                 -

Common                Pacific Winner Development        4,193,660                    32.46%
                      Ltd.  (1)(2)

Common                China Enterprise Confederation
                      No.  17, Zizhuyuan Nanzu
                      Beijing, PRC                        647,480                     5.01%

Common                World Concept Holding
                      2/F, Flat D & E, Cheong Ming
                      Bldg.
                      80-86 Argyle Street, Mongkok        978,100                     7.57%
                      Kowloon, Hong Kong

Common                Shenzhen Commercial Bank          1,020,000                     7.89%
                      No.  1099, Shen Nan Zhonghu
                      Shenzhen Commercial Bank
                      Building
                      Shenzhen, PRC

All officers and Directors, and as a Group (6 Person)   4,193,660                    32.46%


(1) Address for all persons and entities is Flat A, United Plaza, 5022 Binhe Main Street, Futian District, Shenzhen, PRC 518026

(2)  Beneficially owned by Dr. Hongbing Lan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Name of parties and                        1999         2000          2000
Nature of transaction                       Rmb          Rmb           US$
                                            ---          ---           ---

Dr.  Hongbing Lan - Travel and trip      (260,494)    2,316,408       279,085
expenses paid on behalf of the Company

SiTech Holding (Hainan) Company Limited  1,485,426            -             -
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

     ----------------

*    As previously filed with the Form 10-KSB for year ended December 31, 1999

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eSoftBank.com, Inc.

                                             By: /s/ Dr.  Hongbing Lan
                                                 -------------------------------
                                                 Dr.  Hongbing Lan
                                                 Chief Executive Officer

                                             By: /s/ Chunlin Tang
                                                 -------------------------------
                                                 Chunlin Tang
                                                 Principal Accounting Officer

     Dated: May 14, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                              Title                            Date
    --------                          --------                        ----------
/s/ Hongbing Lan               Chairman, Chief Executive Officer    May 14, 2001
----------------------------
Dr.  Hongbing Lan

/s/ Xinmin Gao                 Director                             May 14, 2001
----------------------------
Mr.  Xinmin Gao

/s/ Fa Ding Liu                Director                             May 14, 2001
----------------------------
Mr.  Fa Ding Liu
                               eSoftBank.com, Inc.
                   Index to Consolidated Financial Statements


                                                                          Page
                                                                         ------

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

Notes to Financial Statements                                       F-6 - F-22