Form 10QSB
period 2001-03-31
ESOFTBANK COM INC
filed 2001-05-22
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                         Commission file number 1-12293

                               ESOFTBANK.COM INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                              87-0394313
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  Flat A, United Plaza, 5022 Binhe Main Street
                      Futian District Shenzhen, PRC 518026
                  --------------------------------------------
                    (Address of principal executive offices)

                               011-86-755-255-1130
                 ----------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

Yes [X]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value - 12,920,000 shares as of May 22, 2001

                                      Index
                      ESOFTBANK.COM, INC. and Subsidiaries

                                                                       Page No.
                                                                      ----------
Part I.  Financial Information

Item 1.    Financial Statements (Unaudited)

          Condensed consolidated balance sheets--March 31, 2001

          and December 31, 2000                                               3


          Condensed consolidated statements of operations--

          Three months ended March 31, 2001 and 2000                          4


          Condensed consolidated statements of cash flows--

          Three months ended March 31, 2001 and 2000                          5


          Notes to condensed consolidated financial statements--

          March 31, 2001                                                      6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results Of Operations                                           8

Part II.  Other Information

Item 1.   Legal Proceedings                                                  13
Item 2.   Changes in Securities                                              13
Item 3.   Defaults Upon Senior Securities                                    13
Item 4.   Submission of Matters to a Vote of Security Holders                13
Item 5.   Other Information                                                  13
Item 6.   Exhibits and Reports on Form 8-K                                   13

Signatures                                                                   14

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                      Condensed CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)


                                                       December 31         March 31,
                                                          2000         2001          2001
                                                      (Unaudited)         (Unaudited)
                                                          Rmb           Rmb           US$
                                                       -----------    ---------    -----------

ASSETS
CURRENT ASSETS
Cash                                                    3,221,718     1,567,408      188,845
Accounts receivable                                       640,900     1,834,980      221,082
Deposits and other                                      1,000,271       646,561       77,899
Advances to employees                                     427,395       461,699       55,626
Costs and estimated earnings in excess of
billings on uncompleted contracts                         207,944       315,684       38,034
Due from a related party                                       --        95,352       11,488
                                                       -----------   -----------   ----------
          TOTAL CURRENT ASSETS                          5,498,228     4,921,684      592,974
                                                       -----------   -----------   ----------
NONCURRENT ASSETS
 Long-term investment                                   2,800,000     2,800,000      337,349
 Product development costs, net                           852,995       924,823      111,425
 Fixed assets                                           2,929,976     2,784,636      335,498
 Other                                                    265,068        71,453        8,609
                                                       -----------   -----------   ----------
          TOTAL NONCURRENT ASSETS                       6,848,039     6,580,912      792,881
                                                       -----------   -----------   ----------
          TOTAL ASSETS                                 12,346,267    11,502,596    1,385,855
                                                       ===========   ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loan                                      16,000,000    16,000,000    1,927,711
  Accounts payable                                        159,900       159,900       19,265
  Accrued expenses                                             --            --           --
     Salaries,wages and other compensation                669,171     1,102,407      132,820
     Employee frings benefits                             635,988       694,633       83,691
     Taxes                                                355,713       322,053       38,801
     Other                                              1,588,513     1,502,755      183,224
  Customer deposits                                        41,000        30,000        3,614
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                       57,890       316,012       38,074
  Due to director                                       2,316,408     2,887,801      347,928
  Due to related party                                         --       200,000       24,096
                                                       -----------   -----------   ----------
          TOTAL CURRENT LIABILITIES                    21,824,583    23,233,561    2,799,224
                                                       -----------   -----------   ----------
MINORITY INTEREST                                         261,925       441,260       53,164
                                                       -----------   -----------   ----------
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - Par value US$.001; issued and
  outstanding - 12,920,000 shares                        107,236        107,236       12,920
Additional paid-in capital                            52,715,431     52,715,431    6,351,257
Reserve funds                                            347,148        347,148       41,825
Accumulated deficit                                  (62,910,056)   (65,342,040)  (7,872,535)
                                                     ------------    -----------   ----------
          TOTAL SHAREHOLDERS' EQUITY  (DEFICIT)       (9,740,241)   (12,172,225)   1,466,533)
                                                     ------------    -----------   ----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                     12,346,267     11,502,596    1,385,855
                                                     ============    ===========   ==========

            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                           2000          2001          2001
                                       ------------   ------------  -----------
                                           Rmb            Rmb           US$

REVENUE                                        --      2,117,926     $ 255,172
COST OF SALES                            (371,322)    (1,443,985)     (173,974)
                                       -----------    -----------    ----------
GROSS PROFIT (LOSS)                      (371,322)       673,941        81,198
SELLING AND ADMINISTRATIVE
   EXPENSES                            (2,947,130)    (2,818,282)     (339,552)
                                       -----------    -----------    ----------
LOSS FROM OPERATIONS                   (3,318,452)    (2,144,341)     (258,354)
                                       -----------    -----------    ----------
OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                             --       (256,864)      (30,947)
  OTHER INCOME, NET                        13,021        161,535        19,462
                                       ----------     -----------    ----------
   TOTAL OTHER INCOME (EXPENSE), NET       13,021        (95,329)      (11,485)
                                       ----------     -----------    ----------
LOSS BEFORE TAXES                      (3,305,431)    (2,239,670)     (269,839)

TAXES                                          --         12,979         1,564
                                       ----------     -----------    ----------
INCOME (LOSS) BEFORE
  MINORITY INTEREST                    (3,305,431)    (2,252,649)     (271,403)
MINORITY INTEREST                         658,674       (179,335)      (21,607)
                                       ----------     -----------    ----------

NET LOSS                               (2,646,757)    (2,431,984)     (293,010)
                                       ==========     ===========    ==========

Basic and diluted net loss per share         (.21)          (.19)      $  (.02)
                                       ==========     ===========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    12,800,000     12,920,000    12,920,000
                                       ==========     ===========   ===========


            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                              2000              2001              2001
                                                              Rmb               Rmb               US$
                                                           -----------       -----------      -----------

Cash Flows from Operating Activities
Net income (loss)                                          (2,646,757)       (2,431,984)      $(293,010)
                                                           -----------       -----------      -----------
Adjustments  to reconcile  net income  (loss) to net
cash  provided by (used in) operating activities:
  Depreciation                                                 37,840           147,340          17,752
  Amortization of product development costs                    85,152            98,136          11,823
  Provision for losses on receivables - Customers              75,653           265,089          31,938
  Minority interest                                          (658,674)          179,335          21,607
  (Increase) decrease in
      Accounts receivable                                    (124,653)       (1,265,554)       (152,476)
      Deposits and other                                   (1,263,518)          353,710          42,616
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                           --          (107,740)        (12,981)
      Advances to employees                                     8,411           (34,304)         (4,133)
  Increase (decrease) in
      Accounts payable and accrued expenses                  (233,868)          390,463          47,044
      Customer deposits                                     5,986,729           (11,000)         (1,325)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                          --           258,122          31,099
      Net repayments to director                              (33,015)               --              --
                                                            ----------       -----------      ----------
                            Total Adjustments               3,880,057           273,597          32,964
                                                            ----------       -----------      ----------
                Net Cash Provided by (Used in) Operating
                Activities                                  1,233,300        (2,158,387)       (260,046)
                                                            ----------       -----------      ----------

 Cash Flows from Investing Activities
  Capital expenditures                                       (559,675)           (2,000)           (241)
  Capitalized expenditures for product development
  costs                                                      (123,763)         (169,964)        (20,478)
  Net repayments from shareholders                          1,485,426                --              --
  Initial investment of minority shareholder                  240,000           (95,352)        (11,488)
  Other                                                       (73,196)                -               -
                                                            ----------       -----------      ----------
               Net Cash Provided by (Used In) Investing
               Activities                                     968,792          (267,316)        (32,207)
                                                            ----------       -----------      ----------
Cash Flows from Financing Activities
  Net borrowings from SiTech Holding                        1,508,161           200,000          24,096
  Net short term borrowings                                 5,144,995                 -               -
  Net borrowings from director                                      -           571,373          68,843
  Capital contributions                                       207,108                 -               -
                                                            ----------       -----------      ----------
                Net Cash Provided by Financing Activities   6,860,264           771,393          92,939
                                                            ----------       -----------      ----------
 Net Increase (Decrease) in Cash                            9,062,356        (1,654,310)       (199,314)

 Cash, Beginning of Period                                    629,351         3,221,718         388,159
                                                            ----------       -----------      ----------

 Cash, End of Period                                        9,691,707         1,567,408       $ 188,845
                                                            ==========       ===========      ==========


            See notes to condensed consolidated financial statements.

                   ESOFTBANK.COM, INC. AND SUBSIDIARIES

              NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited financial statements and related notes included in the Company's 2000 Form 10-KSB and the audited financial statements in the Form 10-KSB.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31 2000.

ESOFTBANK.COM, INC. AND SUBSIDIARIES

NOTE 2 - LONG-TERM DEBT

On May 29, 2000 the Company entered into a one-year credit facility with Shenzhen Commercial Bank for RMB 16 million at 5.3125%. The credit facility is secured by shares in the Company owned by Dr. Lan, director and shareholder of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of Financial Condition and Results of Operations


Forward-Looking Statements

   The following presentation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and relate to anticipated future events that are not historical facts, such as our business strategies and their intended results. Our actual results could differ materially from those set forth in the forward-looking statements as a result of (i) changes in general economic conditions, (ii) changes in the assumptions used in making these statements,
(iii) our lack of a long-term operating history, (iv) competition generally, and in the technology sector in particular, (v) our ability to attract, hire, train and retain competent personnel in a variety of functions, (vi) our ability to raise sufficient capital to fund our expansion, and (vii) our ability to attract sub-contractors, software engineers, development teams to our website, and setup a nation-wide collaborative platform for software outsourcing in China.

Overview

   ESOFTBANK.COM, Inc. is a Chinese online software development & sub-contracting services provider. We offer a wide range of value-added services including IT consulting, project outsourcing, quality control and software releasing. Our focus is on various e-commerce, network management and resource control systems for business and government enterprises. Our website, HTTP://www.eSoftBank.com, is a registry for Chinese web page designers and e-commerce developers, as well as institutions requiring the services of these people, on which we provide a cost-efficient platform for job exchanges and assignments. It is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job subcontracting, software testing and support services. Through the website, we offer independent software engineers a source of business opportunities and web space, while companies are able to select from a variety of software engineers and software companies. Our revenues are derived from commissions on transaction volume on the platform, as well as handling fees and service charges for software engineering and technical support services. Our headquarters are in Shenzhen, China.

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

     SiTech Hainan Ltd. (Haikou) is the only company that existed prior to 2000 that is reflected in our consolidated financial statements. WCD, ESOFTBANK Shenzhen and Beijing were formed in the fourth quarter of 1999 and only became operational in the first quarter of 2000. While for the first quarter of 2001, revenues come from WCD and ESOFTBANK Shenzhen, Beijing, Haikou.

   The business of ESOFTBANK.COM is currently conducted in Renminbi, the currency of China ("RMB"), which for purposes of this section and our financial statements are converted at an exchange rate of $1.00 = RMB 8.30.

Results of Operations

   We had revenues of $255,172 from operations during the first quarter of 2001, compared to $0 for the same periods of 2000, when we put all our resources into developing our outsourcing platform (http://www.eSoftBank.com), The increased revenues over the respective periods of 2001 reflect the services that ESOFTBANK Shenzhen, Beijing, and Haikou provided to Shenzhen Huawei Technologies Co. Ltd. (hereinafter referred to as "Huawei") under a $534,939 service contract with Huawei, of which $207,871 was completed and billed in the first quarter of 2001. Other projects, including several B2B website projects in Hong Kong which generated (Chinagator.com and local government) approximately $28,431 in revenues and a project from the United States that generated approximately $18,869 in revenues.

     We believe that our current contracts signal the growing software outsourcing and e-commerce market that our business model is viewed favorably in China and has the potential to compete in both domestic and international markets. We also expect to generate revenues from our international expansion.

     Our cost of sales were $173,974 in the first quarter of 2001, compared to $44,738 for the corresponding period of 2000. The increases resulted from our being engaged in more projects than last year, increased salaries, and the continued development of our new platform operations. Salaries for the first quarter of 2001 increased over the same period of 2000 primarily because we hired more software programmers and because of increasing salary levels of our incumbent programmers. Gross margin as a percentage of sales was 31.5% in the first quarter of 2001

   Our selling and administrative expenses ("SGA") decreased by $15,524 to $339,552 in the first quarter of 2001 from $355,076 in the comparable period of 2000. The decrease is due to increases in staffing and marketing efforts since the third quarter of 2000, management has also imposed stricter controls on advertising expenses. We expect these controls to continue contributing to decreasing SGA expenses in the future and in an effort to make our distribution system more efficient, we have also established strategic alliances with established companies that will assist us in distributing our services. See "Recent Developments."

   We incurred interest expense of $30,947 for the first quarter of 2001. We had no interest expense for the first quarter of 2000. We incurred interest expense on our short-term loan from the Bank.

   Other income, net consist of recovery of prior expenses, foreign currency gain or losses and miscellaneous income. For the first quarter of 2001, we had other income of $19,462 compared to $1,569 for the corresponding period of 2000, principally reflecting reduced foreign currency losses and miscellaneous income.

   Our income taxes increased to $1,564 for the first quarter of 2001. We had no tax liability for the corresponding period of the prior year. We incurred income tax expenses, even though we had an operating loss because income taxes in the People's Republic of China are a function of gross sales and not of net income.

   The minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd. and the 47.6% of SiTech Hainan Ltd. not owned by the Company.

   We incurred a loss from operations for the first quarter of 2001 of $258,354 and a net loss of $293,010 compared to an operating loss of $399,813 and a net loss of $318,887 of the same period of 2000, a decrease in the net loss of$25,857. The decreased operating losses in the first quarter of 2001 over the first quarter of 2000 were due to our incomes from projects are growing faster than our cost. We believe that these trends will continue as our revenues increase and expenses decrease. We also expect that our operations from being a software outsourcing services provider and subcontracting platform will produce additional revenues and, ultimately, profitability. Notwithstanding our expectations, however, there is no assurance that we will ever become profitable.

Outlook

General

      We believe that we are well positioned for growth in the rapidly developing information technology ("IT") industry in China and internationally. Our web site is currently visited and utilized by individuals and companies in Beijing, Shenzhen, Hainan and other cities in China and our outsourcing platform has been accepted by Chinese software venders and buyers. Approximately, 300 projects were traded on our platform in 2000 but we only recorded those projects which our employees are involved and provided value-added service in our annual audit report of 2000.

      There are three other types of projects from which we do not generate revenues, the first are projects where we serve as a middle-man, and introduce external IT software engineers to outsourcing project owners (clients). The client will make payment directly to the external IT engineers and we do not charge a commission in order to attract more IT engineers and projects. Second, we split some projects into small packages and recommend these packages to external IT engineers without any commission; and third direct transaction signed between external IT engineers and outsourcing project owners. The total annual amount for these 3 types of projects in 2000 was $796K (unaudited), managed by ESOFTBANK and finished by a third party, $995K(unaudited), managed by ESOFTBANK and be outsourced to a third party) and $1,721K (unaudited, managed and finished by a third party) respectively. And we are confident with the functioning of our project management platform, external IT engineers will turn to use our service and IT tools, while outsourcing project owners will be attracted to our offline program management and development services to ensure timely, qualified and efficient outsourcing. All these will produce more services revenues in Year 2001.

      We also  expect  that  our  revenues  will  increase  as a  result  of our software-outsourcing model as an integration of our online software-subcontracting platform and our onsite project management center. We have already established four project management centers in China:

o Huawei Project Management Center to provide software outsourcing services in telecommunication industry;
o BKB Project Management Center, to access the Japanese software outsourcing market;
o Beijing Project Management Center will be focus on American software outsourcing market this s a department under ESOFTBANK (Beijing) Software Systems Co., Ltd.;
o SiTech Project Management Center provides e-business solutions for the China and Hong Kong markets. They have recently developed one of the largest investment e-commerce systems (http://www.Chinagator.com) in China.

Recent Developments

   We believe that the recent developments described below will have a positive impact on our future results of operations. However, there is no assurance that these benefits will be realized or that, if realized, these benefits will reach the levels we anticipate.

     1. We have entered a strategic  partnership with Huawei  Technologies  Co.,
Ltd.  to  provide  software  development  services  for  the   telecommunication
industry.

Huawei Technologies Co. Ltd. is one of the leading telecom equipment provides and one of the largest network solutions providers in Asia. Under this agreement, ESOFTBANK is required to build a multi-layer and object-oriented automatic testing platform. The platform is primarily used to provide black box testing with high automation. It also provides a system-integrated testing platform which has an open interface for various testing tools and completes various testing tasks such as system function testing, integrated testing and reliability testing.

We have established a special Project Management Center (PMC) to provide software outsourcing services to the telecommunication industry, and annual revenue from this PMC are estimated to be over US$ 1 millions.

     2. We are  discussing  an  acquisition  for Beijing Kebao Systems Co., Ltd.
(BKB) which will enable ESOFTBANK to tap the Japanese software outsourcing market.

BKB was formed in 1992 by Beijing Computation Center (a Beijing Municipal Governmental Research Institute) and Kawasaki (KSI) Steel System Incorporations, Japan. Its principal business is outsourcing projects from Japanese markets.

BKB has been successful in many fields, and had provided customers with many products, including Network Management Information System, Bank Remittance System, Business Management Information System, and Factory Automation System. Through their software developing experience, BKB has accumulated a set of software developing standards both in developing procedure and quality control. As the result of this endeavor, BKB has grown into a leading software developing company in remote development and its achievements were rewarded when BKB became the first software company to get the certificate of ISO9001 and passed the verification of UKAS.

At present, BKB has over 60 employees, among whom 95% hold bachelors and masters degrees. Many of these are working in Japan or have once worked in Japan. We are confident that the technological background, the strong sense of responsibility of our staff and the software developing experience of our teams will lead us into a new era.

Under the draft acquisition agreement, ESOFTBANK will acquire a major interest in BKB while Beijing Computation Center will hold the remaining shares. The expected revenue for BKB from Japan outsourcing market should be over US$1 million.

     3. We are also negotiating with Hunan Xiangyou Technology Co., Ltd. to establish a joint software development center to provide software outsourcing services for the China Post Bureau

In 2000, ESOFTBANK (Shenzhen) Networks Co., Ltd. purchased a 2.67% equity share (1.8 millions common shares) in Hunan Xiangyou Technology Co., Ltd. for about $337,000. Xiangyou Technology plans to be listed on the Shanghai's Stock Exchange at the end of this year. We believe that we can leverage our joint development center with Xiangyou Technology into a broader technology base in telecommunications and e-post services and generate stable revenues from our new business model of the Project Management Center.

     4. ESOFTBANK Beijing will focus on the American software outsourcing market. It currently has a business partnership with ConnectedBrand (a media company in Silicon Valley) and US Technical (a aero-consultant company in Los Angeles). ESOFTBANK (Beijing) Software Systems Co., Ltd. provides web-development services for ConnectedBrand, and database transfer services for US Technical.

Liquidity and Capital Resources

At the end of the first quarter of 2001, we had cash of $188,845 and a deficit in working capital of $2,206,250, in contrast to cash of $1,167,675 a deficit in working capital of $284,431at the end of the first quarter of 2000. This decreased our cash and decrease in working capital resulted from a combination of our investment in Hunan Xiangyou Technology Co., Ltd. ($337,349), eSoftBank.com web site, our OnTeam platform and project and an increase in accounts receivable $221,082 from Huawei and other clients. (See "Recent Developments")

   Cash provided by (used in) operating activities decreased by $408,636 to $260,046 used in operating activities for the first quarter of 2001 from $148,590 provided by operating activities for the first quarter of 2000. This change in attributable to a decline in net income and an increased depreciation and amortization which was partially offset by changes in current accounts.

   Net cash used in investing activities increased to $32,207 for the first quarter of 2001 from net cash provided of $116,722 for the first quarter of 2000. This increase is attributable to increased expenditures for product development and an advance from a related party which was partially offset by reduced capital expenditures and no repayment of shareholder loans.

   There was $826,538 of cash provided by financing activities in the first quarter of 2000, compared to $92,939, of cash provided by financing activities in the first quarter of 2001, all of which were from borrowings from a director and a related party.

      Our business is now generating more revenues from our project management centers. However, management is now in the process of raising $534,940 capital from investors in China, and believe that this funding will enable us to develop our business and meet some of our operating cash needs. Under the terms and conditions of a credit facility between ESOFTBANK Shenzhen and the Shenzhen commercial bank, on June 30, 2000, ESOFTBANK Shenzhen borrowed $1.928 million from the bank at an interest rate of 5.3125% and a term of one year. The loan is collateralized by 3,193,660 of our shares issued to one of our principals, and the bank has recently agreed to renew the loan to two years loan to May 29, 2002.

However, based on the current level of expenditures, it will be necessary for us to seek additional funding over the next twelve months. Without such funding, we will be unable to implement our business plan.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

None

Reports on Form 8-K

None.

                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            eSoftBank.com, Inc.


Dated: May 22, 2001                        By: /s/ Dr. Hongbing Lan
                                              ----------------------------------
                                              Dr. Hongbing Lan
                                              Chief Executive Officer

Dated: May 22, 2001                        By: /s/ Liao Qianzhi
                                              ----------------------------------
                                               Liao Qianzhi
                                               Principal Accounting Officer