Form 10QSB
period 2001-06-30
ESOFTBANK COM INC
filed 2001-08-27
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                -----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     Common Stock, $.001 Par Value - 12,920,000 shares as of August 23, 2001

                                      Index
                      ESOFTBANK.COM, INC. and Subsidiaries

                                                                       Page No.
                                                                      ----------

Part I.  Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets--June 30,
        2001 and December 31, 2000                                         3
        Condensed consolidated statements of operations--
        Three months ended June 30, 2001 and 2000                          4
        Condensed consolidated statements of operations--
        Six months ended June 30, 2001 and 2000                            5
        Condensed consolidated statements of cash flows--
        Six months ended June 30, 2001 and 2000                            6
Notes to condensed consolidated financial statements--June 30, 2001        7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results Of Operations                                          8

Part II.  Other Information

Item 1.   Legal Proceedings                                               15
Item 2.   Changes in Securities                                           15
Item 3.   Defaults Upon Senior Securities                                 15
Item 4.   Submission of Matters to a Vote of Security Holders             15
Item 5.   Other Information                                               15
Item 6.   Exhibits and Reports on Form 8-K                                15

Signatures                                                                16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                      Condensed CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)


                                             December 31,        June 30,
                                                2000         2001         2001
                                              (Unaudited)        (Unaudited)
                                              -----------        -----------
                                                 Rmb          Rmb          US$

ASSETS
CURRENT ASSETS
Cash                                          3,221,718      172,836      20,824
Accounts receivable                             640,900    4,568,762     550,453
Deposits and other                            1,000,271    1,630,694     196,469
Advances to employees                           427,395      704,233      84,847
Costs and estimated earnings in excess
of billings on uncompleted contracts            207,944      140,091      16,879
Amount due from related party                        --       32,454       3,910
                                            -----------   -----------  ----------
          TOTAL CURRENT ASSETS                5,498,228    7,249,070     873,382
                                            -----------   -----------  ----------
NONCURRENT ASSETS
 Long-term investment                         2,800,000    2,800,000     337,349
 Product development costs, net                 852,995    1,036,455     124,874
 Fixed assets                                 2,929,976    2,630,061     316,875
 Other                                          265,068            0           0
          TOTAL NONCURRENT ASSETS             6,848,039    6,466,516     779,098
                                            -----------   -----------  ----------
          TOTAL ASSETS                       12,346,267   13,715,586   1,652,480
                                            ===========   ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loan                            16,000,000   16,000,000   1,927,711
  Accounts payable                              159,900      159,900      19,265
  Accrued expenses                                   --           --          --
     Salaries,wages and other compensation      669,171      575,960      69,393
     Employee frings benefits                   635,988      944,500     113,795
     Taxes                                      355,713      117,316      14,134
     Other                                    1,588,513    3,647,327     439,437
  Customer deposits                              41,000       35,000       4,217
  Billings in excess of costs and estimated
  earnings on uncompleted contracts              57,890      549,915      66,255
  Due to director                             2,316,408    3,337,658     402,127
  Due to related party - Sitech Holding                      281,155      33,874
                                                           ----------  ----------
          TOTAL CURRENT LIABILITIES          21,824,583   25,648,731   3,090,208
MINORITY INTEREST                               261,925      307,644      37,066
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - Par value US$.001; issued and
  outstanding - 12,920,000 shares               107,236      107,236      12,920
Additional paid-in capital                   52,715,431   52,715,431   6,351,257
Reserve funds                                   347,148      347,148      41,825
Accumulated deficit                         (62,910,056) (65,410,604) (7,880,796)
                                            ------------  ----------- -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         (9,740,241) (12,240,789) (1,474,794)
                                            ------------  ----------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                       12,346,267   13,715,586   1,652,480
                                            ============  =========== ===========

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                         2000        2001           2001
                                         ----        ----           ----
                                         Rmb         Rmb            US$
REVENUE                              3,005,000     5,345,473       644,033
COST OF SALES                       (1,625,465)   (3,991,250)     (480,874)
                                   ------------   -----------    ---------
GROSS PROFIT (LOSS)                  1,379,535     1,354,223       163,159
SELLING AND ADMINISTRATIVE
EXPENSES                            (7,597,837)   (4,399,060)     (530,007)
                                   ------------   -----------    ---------
LOSS FROM OPERATIONS                (6,218,302)   (3,044,837)     (366,848)
                                   ------------   -----------    ---------
OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                          --      (520,520)      (62,713)
  OTHER INCOME, NET                      7,973     1,110,528       133,798
                                   ------------   -----------    ---------
 TOTAL OTHER INCOME (EXPENSE), NET       7,973       590,008        71,085
                                   ------------   -----------    ---------
LOSS BEFORE TAXES                   (6,210,329)   (2,454,829)     (295,763)
TAXES                                  154,646            --            --
                                   ------------   -----------    ---------
INCOME (LOSS) BEFORE
  MINORITY INTEREST                 (6,364,975)   (2,454,829)     (295,763)
MINORITY INTEREST                   (1,296,768)       45,719         5,508
NET LOSS                            (5,068,207)   (2,500,548)     (301,271)
                                   ============   ===========    =========
BASIC AND DILUTED NET LOSS PER SHARE      (.40)         (.19)     $  (. 02)
                                   ============   ===========    =========
WEIGHTED AVERAGE SHARES
OUTSTANDING                         12,800,000    12,920,000    12,920,000

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                        2000         2001          2001
                                        Rmb          Rmb           US$
                                        ---          ---           ---
REVENUE                            3,005,000      3,227,547     $  388,861
COST OF SALES                     (1,254,143)    (2,547,265)      (306,899)
                                   ----------    -----------     ----------
GROSS PROFIT (LOSS)                1,750,857        680,282         81,962
SELLING AND ADMINISTRATIVE
   EXPENSES                       (4,650,707)    (1,580,778)      (190,455)
                                   ----------    -----------     ----------
LOSS FROM OPERATIONS              (2,899,850)      (900,496)      (108,493)
                                   ----------    -----------     ----------
OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                        --       (263,656)       (31,766)
  OTHER INCOME, NET                   (5,048)       948,993        114,336
                                   ----------    -----------     ----------
 TOTAL OTHER INCOME (EXPENSE), NET    (5,048)       685,337         82,570
                                   ----------    -----------     ----------
LOSS BEFORE TAXES                 (2,904,898)      (215,159)       (25,923)
TAXES                                154,646        (12,979)        (1,564)
                                   ----------    -----------     ----------
INCOME (LOSS) BEFORE
  MINORITY INTEREST               (3,059,544)      (202,180)       (24,359)
MINORITY INTEREST                   (638,094)       133,616         16,098
                                   ----------    -----------     ----------
NET LOSS                          (2,421,450)       (68,564)        (8,261)
                                   ==========    ===========     ==========
Basic and diluted net loss per share    (.19)          (.01)     $   (.001)
                                   ==========    ===========     ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                       12,800,000     12,920,000     12,920,000
                                  ===========    ===========     ==========

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                              2000         2001           2001
                                              Rmb          Rmb            US$
                                              ---          ---            ---
Cash Flows from Operating Activities
Net income (loss)                        (5,068,207)   (2,500,548)   $ (301,271)
Adjustments to reconcile
net income (loss) to net cash provided
by (used in) operating activities:
  Depreciation                               73,880       307,715        37,074
  Amortization of product dev costs         155,096       253,189        30,505
  Provision for losses on receivables
 - Customers                                    400            --           --
  Minority interest                      (1,296,768)       45,719        5,508
  (Increase) decrease in
      Accounts receivable                   211,930    (3,927,862)    (473,236)
      Deposits and other                   (727,153)     (630,423)     (75,954)
      Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                 --         67,853        8,175
       Others                                   --        265,068       31,936
       Advances to employees                92,354       (276,838)     (33,354)
  Increase (decrease) in Accounts payable
and accrued expenses                       596,427      2,035,718      245,267
      Customer deposits                  3,157,629         (6,000)        (723)
      Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                 --        492,025       59,280
                                        -----------   ------------   -----------
        Total Adjustments                2,263,795     (1,373,836)    (165,522)
                                        -----------   ------------   -----------
    Net Cash Provided by (Used in)
       Operating Activities             (2,804,412)    (3,874,384)    (466,793)
Cash Flows from Investing Activities
  Capital expenditures                  (1,751,669)        (7,800)        (940)
  Capitalized expenditures for product
  development costs                        (14,262)      (436,649)     (52,608)
  Net repayments from shareholders       1,485,426             --           --
  Advances to related parties           (1,189,970)       (32,454)      (3,910)
  Other                                    (73,196)            --           --
   Net Cash Provided by (Used In) Investing
               Activities               (1,543,671)      (476,903)     (57,458)
                                        -----------   ------------    ----------
Cash Flows from Financing Activities
  Borrowings from Bank                  16,000,000             --           --
Net short term borrowings                4,342,013        281,155       33,874
  Net borrowings from director             563,187      1,021,250      123,042
Issuance of common stock                   160,985             --           --
Initial investment of minority
 stockholder                               240,000             --           --
                                        -----------   ------------    ----------
Net Cash Provided by Financing Activities
                                        21,306,185      1,302,405     156,916
                                        -----------   ------------    ----------
 Net Increase (Decrease) in Cash        16,958,102     (3,048,882)   (367,335)
 Cash, Beginning of Period                 629,351      3,221,718     388,159
                                        -----------   ------------    ----------
Cash, End of Period                     17,587,453        172,836   $  20,824
                                        ===========   ============    ==========

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
              NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001

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

The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31,2000 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited financial statements and related notes included in the Company's 2000 Form 10-KSB and the audited financial statements in the Form 10-KSB.

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

Overview

ESOFTBANK.COM, Inc., is a Chinese online software development & sub-contracting services provider. We offer a wide range of value-added services including IT consulting, project outsourcing, quality control and software releasing. Our focus is on various e-commerce, network management and resource control systems for business and government enterprises. Our website, HTTP://www.eSoftBank.com, is a registry for Chinese web page designers and e-commerce developers, as well as institutions requiring the services of these people, on which we provide a cost-efficient platform for job exchanges and assignments. The website is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job-subcontracting, software-testing and support services. Through the website, we offer independent software engineers a source of business opportunities and web space, while companies are able to select from a variety of software engineers and software companies. Our revenues are derived from commissions on transaction volume on the platform, as well as handling fees and service charges for software engineering and technical support services. Our headquarters are in Shenzhen, China.

We changed our company's name from Natural Way Technologies Inc. to ESOFTBANK.COM, Inc. on March 31, 2000 when we acquired (the "Acquisition") all of the issued and outstanding shares of World Concept Development Limited ("WCD"). WCD owns the software development and Internet-based software subcontracting platform operations conducted in China under the name of ESOFTBANK.COM.

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

SiTech Hainan Ltd. (Haikou) is the only company that existed prior to 2000 that is reflected in our consolidated financial statements. WCD, ESOFTBANK Shenzhen and Beijing were formed in the fourth quarter of 1999 and only became operational in the first quarter of 2000. In the first quarter of 2001, WCD and ESOFTBANK Shenzhen, Beijing, Haikou had operating revenues.

The business of ESOFTBANK.COM is currently conducted in Renminbi, the currency of China ("RMB"), which for purposes of this discussion and our financial statements are converted at an exchange rate of $1.00 = RMB 8.30.

Results of Operations

Three-months Ended June 30, 2001 Compared to Three-months Ended June 30, 2000 Total revenues increased by $26,813 or 7.4% to $388,861 for the quarter ended June 30, 2001 from $362,048 for the quarter ended June 30, 2000, primarily due to our beginning work on a the inception of service contract with Shenzhen Huawei Technologies Co. Ltd.

Cost of sales increased $155,798 or 103.1% to $306,899 for the quarter ended June 30, 2001 from $151,101 for the same period in 2000. A portion of the increase is attributable to the growth in business activities and related increase in salaries, but the majority of the increase is from costs incurred in the and the continued development of our new platform operations. Salaries for the second quarter of 2001 increased over the same period of 2000 primarily because we hired more software programmers. Gross margins were 21.0 % in the quarter ended June 30, 2001 compared with 58.3% for the quarter ended June 30, 2000.

Selling and administrative expenses decreased by $369,872 or 66% to $190,455 for the quarter ended June 30, 2001, from $560,327 for the same period in 2000, primarily due to cost controls such as imposing stricter controls on advertising expenses. We expect these controls to continue contributing to decreasing SGA expenses in the future as we work to make our distribution system more efficient. We have also established strategic alliances with established companies that will assist us in distributing our services. By executing such alliances we also decrease our distribution costs.

We incurred interest expense of $31,766 for the second quarter of 2001. We had no interest expense for the second quarter of 2000. We incurred interest expense on our short-term loan from the Bank.

Other expense for the quarter ended June 30, 2000, consisted of recovery of prior expenses, foreign currency gain or losses and miscellaneous expenses. For the second quarter of 2001, we had other income, net of $114,336 compared to $608 (expenses) for the corresponding period of 2000 principally reflecting refund of business taxes to various subsidiaries.

Our income taxes decreased to $1,564 for the second quarter of 2001. We had a one time tax liability for the corresponding period of the prior year totally $18,632. We may incur income tax expenses, even though we had an operating loss because income taxes in the People's Republic of China are a function of gross sales and not of net income.

The minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd. and the 47.6% of SiTech Hainan Ltd. not owned by the Company.

As a result of the foregoing, our net loss decreased by $283,480 for the second quarter of 2001, to $8,261 from $291,741 for the same period in 2000. The decreased operating losses in the second quarter of 2001 over the second quarter of 2000 was due to reduced selling and administrative expenses increased other income and lower taxes which were partially offset by reduced gross profits and increased interest expense due to our incomes from projects are growing faster than our cost. We believe that these trends will continue as our revenues increase and expenses decrease. We also expect that our operations from being a software outsourcing services provider and subcontracting platform will produce additional revenues and, ultimately, profitability. However, there is no assurance that we will ever become profitable.

Six Months ended June 30, 2001 Compared to Six Months ended June 30, 2000.

Total revenues increased by $281,984 or 77.9% to $644,033 for the six months ended June 30, 2001 from $362,049 for the six months ended June 30, 2000. This increase is due to the fact that we had no revenues for the first quarter of calendar year 2000 and increased revenues during the second quarter of calendar year 2001 from our contract with Shenzhen Huawei Technologies Co. Ltd.

Cost of Sales increased $285,035 or 145.5% to $480,874 for the six months ended June 30, 2001 from $195,839 for the six months ended June 30, 2000. A portion of this increase reflects increased costs associated with increased revenues and the balance represents additional costs incurred in the continued development of our new platform operations. Gross margins were 25.3% for the six months ended June 30, 2001 compared with 45.9% for the six months ended June 30, 2000.

Selling and administrative expenses decreased by $385,395 or 42.1% to $530,007 for the six months ended June 30, 2001 from $915,402 for the six months ended June 30, 2000. This decrease results from our imposition of cost controls, reduced advertising, expenditures and the execution of strategic alliances to reduce our distribution costs.

We incurred interest expense of $62,713 on our short-term bank borrowings for the six months ended June 30, 2001. We had no interest expense for the corresponding period of the prior year.

We had other income, net of $133,798 for the six months ended June 30, 2001 reflecting a refund of business taxes previously paid. This compares with other income of $961 for the corresponding period of the prior year.

Our income taxes were $0 for the six months ended June 30, 2001, compared to $18,632 for the corresponding period of the prior year. The taxes for the prior year represent a one-time charge.

The minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd. and the 47.6% of SiTech Hainan Ltd. not owned by the Company.

As a result of the foregoing, our net loss decreased to $301,271 for the six months ended June 30, 2001, from $610,627 for the six months ended June 30, 2000.

Liquidity and Capital Resources

At the end of the second quarter of 2001, we had cash of $20,824 and a deficit in working capital of approximately $1.5 million, compared to cash of $2,118,970 and a deficit in working capital of $600,000 at the end of the second quarter of 2000. This decreased our cash resulted from a combination of our investment in eSoftBank.com web site, our OnTeam platform and project and an increase in accounts receivable from Huawei and other clients.

Cash used in operating activities increased by $128,912 to $466,793 for the six-month period ended June 30, 2001, from $337,881 in the same period in 2000. This change is principally attributable to the increase in accounts receivable. We have received partial payments in the month of July and August in 2001 and have reached an agreement with Huawei on payment terms. We do not expect any collection issues.

Net cash used in investing activities for the six-month period ended June 30, 2001 was $57,438 primarily from capitalization expenditures for product development. This compares with $185,984 for the corresponding period of the prior year. This decrease resulted from reduced capital expenditures and reduced advances to related parties.

Net cash provided by financing activities in the six-month period ended June 30, 2001 was $156,916, compared with $2,567,010 for the six months ended June 30, 2000. This decrease resulted from decreased short-term borrowings.

Although our business is now generating more revenues from our project management centers, management is in the process of raising additional capital from investors both in China and other countries. Management believes that this funding will enable us to develop our business and meet our short-term operating cash needs. Under the terms and conditions of a credit facility with Shenzhen Commercial Bank, on June 30, 2000, ESOFTBANK Shenzhen borrowed $1.928 million from the bank at an interest rate of 5.3125% and a term of one year. The loan is collateralized by 3,193,660 of our shares issued to one of our principals. The bank has recently agreed to renew the loan for two-years to May 29, 2002.

However, based on the current level of expenditures, it will be necessary for us to seek additional funding over the next twelve months. Without such funding, we will be unable to fully implement our business plan.

Outlook

General

We believe that we are well positioned for growth in the rapidly developing information technology ("IT") industry in China and internationally. Our web site is currently visited and utilized by individuals and companies in Beijing, Shenzhen, Hainan and other major cities in China. Approximately, 300 projects were traded on our platform in 2000 but we only recorded those projects in which our employees are involved and provided value-added service in our annual report of 2000.

There are three other types of projects from which we do not generate revenues: the first are projects where we serve as a middleman, and introduce external IT software engineers to outsourcing project owners (clients). The client will make payment directly to the external IT engineers and we do not charge a commission in order to attract more IT engineers and projects. Second, we split some projects into small packages and recommend these packages to external IT engineers without any commission; and the third direct transaction signed between external IT engineers and outsourcing project owners. The total annual amount for these 3 types of projects in 2000 was $796K (unaudited), managed by ESOFTBANK and finished by a third party, $995K(unaudited), managed by ESOFTBANK and be outsourced to a third party) and $1,721K (unaudited), managed and finished by a third party) respectively. With the functioning of our project management platform, external IT engineers will use our service and IT tools, outsourcing project owners will be attracted to our offline program management and development services to ensure timely and efficient outsourcing.

We also expect that our revenues will increase as a result of our software-outsourcing model as an integration of our online software-subcontracting platform and our onsite project management center. We have established the following four project management centers in China:

Huawei Project Management Center to provide software outsourcing services in telecommunication industry.

BKB Project Management Center to access the Japanese software outsourcing market.

Beijing Project Management Center will focus on American software outsourcing market. This is a department under ESOFTBANK (Beijing) Software Systems Co., Ltd.

SiTech Project Management Center provides e-business solutions for the China and Hong Kong markets. They have recently developed one of the largest investment e-commerce systems (http://www.Chinagator.com) in China.

Recent Developments

We believe that the recent developments described below will have a positive impact on our future results of operations. However, there is no assurance that these benefits will be realized or that, if realized, these benefits will reach the levels we anticipated.

1. We have entered a strategic partnership with Huawei Technologies Co. Ltd. to provide software development services for the telecommunication industry. Huawei Technologies Co. Ltd. is one of the leading telecom equipment provides and one of the largest network solutions providers in Asia. Under this agreement, ESOFTBANK is required to build a multi-layer and object-oriented automatic testing platform. The platform is primarily used to provide black box testing with high automation. It also provides a system-integrated testing platform that has an open interface for various testing tools and completes various testing tasks such as system function testing, integrated testing and reliability testing.

We have established a special Project Management Center (PMC) to provide software-outsourcing services to the telecommunication industry, and annual revenue from this PMC are estimated to be over US$ 1 millions.

2.   In September 2001,  we hope to complete an acquistion of Beijing
     Kebao Systems Engineering Co., Ltd. (BKB), which will enable ESOFTBANK to tap the Japanese software outsourcing market.

BKB was formed in 1992 by Beijing Computation Center (a Beijing Municipal Governmental Research Institute) and Kawasaki (KSI) Steel System Incorporations in Japan. Its principal business is outsourcing projects from Japanese markets.

BKB has done a great deal of achievements in many fields, and provided customers with many products, including Network Management Information System, Bank Remittance System, Business Management Information System and Factory Automation System and so on. Through the software developing experience for so many years, BKB has accumulated a whole set of software developing standards both in developing procedure and quality control. As the result of this endeavor, BKB has grown into a leading software developing company in remote development and its achievements are shown by the following facts: In 1996, BKB became the first software company to get the certificate of ISO9001; in 1997 it passed the verification of UKAS.

At present, BKB has over 70 employees, among whom 95% hold bachelors and masters Degrees and many of them are working in Japan or have once worked in Japan. They are well trained by OJT (On Job Training) course and have excellent cooperative spirit and rich in IT experience. In the past eight years, BKB has completed hundreds of projects for Japanese and Chinese clients such as SFI, SOGO, Canon, KSI, Yasuda Trust Bank, Sakura Bank, Sanyo, Nippon Steel, Beijing Longdian Futures Companies, Beijing Zhongcai Information Technology Co., Ltd. The total revenue to date is $24 million with average annual revenue of $3.6 million.

ESOFTBANK's subsidiary ESFB Asia Investment Ltd. Will acquire 51% of the shareholding of BKB while Beijing Computation Center will hold its previous 49% shareholding.

3. In September 2001, we also anticipate acquiring a 70% stake in Tongzhou, a mid-size software company in Northeastern China focusing on project management software and system integration. Its showcase product is the "TZ-Project management system" series. To date, Tongzhou has more than 1,000 installations throughout China, and has served clients in the architectural, chemical, metallurgical, transportation, manufacturing and energy industries. Tongzhou was established by the Dalian Technical University, which holds the remaining 30% stake after the acquisition.

The addition of Tongzhou will significantly improve eSoftBank's position in the Chinese IT outsourcing market, and strengthen its ability to serve key industries such as architecture and transportation. In particular, the acquisition produces the following benefits:

Expanded product/solution lines: Tongzhou and eSoftBank are both leading providers of project management software solutions. Together, Tongzhou and eSoftBank will be capable of offering a broad range of tailored solutions for customers in different industries.

Stronger project management products: The acquisition of Tongzhou broadens and strengthens eSoftBank's project management expertise. In particular, Tongzhou's expertise in the architectural industry will be drawn upon to augment the feature set of OnTeam, eSoftBank's proprietary software development project management platform. Expanded client base: eSoftBank will gain direct access to Tongzhou's formidable client base. New revenue streams: eSoftBank's sales channels cover more than 1,000 agencies and shops in China. After acquiring Tongzhou, eSoftBank can take full and effective advantage of its sales channels to develop new revenue streams.

Family of technical centers expands to Northeastern China: The City of Dalian, situated in China's Northeast, has already established a strong reputation in the Japanese outsourcing market. The acquisition of Tongzhou positions eSoftBank to take advantage of the reputation in further developing the Japanese software outsourcing market. Tongzhou is an experienced project management software developer and will be the 6th location to be incorporated into eSoftBank's family of technical centers.

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

                                                eSoftBank.com, Inc.

Dated: August 27, 2001                          By: /s/ Dr. Hongbing Lan
                                                  ----------------------
                                                   Dr. Hongbing Lan
                                                   Chief Executive Officer


Dated: August 27, 2001                          By: /s/ Liao Qianzhi
                                                  ------------------
                                                   Liao Qianzhi
                                                   Principal Accounting Officer