Form 10QSB
period 2001-09-30
ESOFTBANK COM INC
filed 2001-11-14
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _ to _ .
                                                    --   --

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

                Block 2, Cybercity, South Hi-Tech Industrial Park
                              Shenzhen, PRC 518057
                  --------------------------------------------
                    (Address of principal executive offices)

                             7 011-86-755-671-6644
                 ----------------------------------------------
                (Issuer's Telephone Number, including Area Code)

                  Flat A, United Plaza, 5022 Binhe Main Street
                       Futian District Shenzhen, PRC 51802
          ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

Common Stock, $.001 Par Value - 12,920,000 shares issued and outstanding as of Nov. 13, 2001.

                                      Index
                      ESOFTBANK.COM, INC. and Subsidiaries

                                                                      Page No.
                                                                      ----------
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--September 30, 2001
         and December 31, 2000                                            3

         Condensed consolidated statements of operations--
         Three months ended September 30, 2001 and 2000                   5

           Condensed consolidated statements of operations--
           Nine months ended September 30, 2001 and 2000                  6

          Condensed consolidated statements of cash flows--
          Nine months ended September 30, 2001 and 2000                   7

          Notes to condensed consolidated financial statements--
          September 30, 2001                                              9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results Of Operations                                      10

Part II.  Other Information

Item 1.   Legal Proceedings                                              14
Item 2.   Changes in Securities                                          14
Item 3.   Defaults Upon Senior Securities                                15
Item 4.   Submission of Matters to a Vote of Security Holders            15
Item 5.   Other Information                                              15
Item 6.   Exhibits and Reports on Form 8-K                               15

Signatures                                                               15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                      Condensed CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                             December 31,         September 30,
                                               2000             2001         2001
                                            (Unaudited)            (Unaudited)
                                                Rmb              Rmb           US$
                                             -----------       -------      --------

ASSETS
CURRENT ASSETS
Cash                                         3,221,718        1,482,580      178,624
Accounts receivable                            640,900        4,104,060      494,465
Deposits and other                           1,000,271          739,124       89,051
Advances to employees                          427,395          838,652      101,043
Costs and estimated earnings in excess of
billings on uncompleted contracts              207,944                -            -
                                            ----------       ----------   -----------
          TOTAL CURRENT ASSETS               5,498,228        7,164,416      863,183
                                            ----------       ----------   -----------
NONCURRENT ASSETS
 Long-term investment                        2,800,000        2,800,000      337,349
 Product development costs, net                852,995          804,156       96,886
 Fixed assets                                2,929,976        2,446,017      294,701
 Other                                         265,068               --           --
                                            ----------       ----------   -----------
          TOTAL NONCURRENT ASSETS            6,848,039        6,050,173      728,936
                                            ----------       ----------   -----------
          TOTAL ASSETS                      12,346,267       13,214,589    1,592,119
                                            ==========       ==========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loan                           16,000,000       16,000,000    1,927,711
  Accounts payable                             159,900          159,900       19,265
  Accrued expenses                                  --               --           --
Salaries, wages and other compensation         669,171          466,846       56,246
     Employee firings benefits                 635,988        1,187,685      143,095
     Taxes                                     355,713          110,662       13,333
     Other                                   1,588,513        1,430,165      172,309
  Customer deposits                             41,000        2,133,989      257,107


  Billings in excess of costs and estimated
   earnings on uncompleted contracts            57,890          612,452       73,789
  Due to director                            2,316,408        4,034,428      486,076
  Due to related party - SiTech Holding             --           81,155       33,874
  Due to related party                              --          281,155       24,144
                                            ----------       ----------  ------------
          TOTAL CURRENT LIABILITIES         21,824,583       26,617,677    3,206,949
                                           -----------       ----------  ------------
MINORITY INTEREST                              261,925          197,493       23,794
                                           -----------       ----------  ------------
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - Par value US$.001; issued and
  outstanding - 12,920,000 shares              107,236          107,236       12,920
Additional paid-in capital                  52,715,431       52,715,431    6,351,257
Reserve funds                                  347,148          347,148       41,825
Accumulated deficit                        (62,910,056)     (66,770,396)  (8,044,626)
                                           ------------     ------------ ------------
 TOTAL SHAREHOLDERS' EQUITY (DEFICIT)       (9,740,241)     (12,600,581)  (1,638,624)
                                           ------------     ------------ ------------
TOTAL LIABILITIES AND
SHAREHOLDERS'EQUITY                         12,346,267       13,214,589    1,592,119
                                           ============     ============ ============



            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                         2000           2001          2001
                                       ---------      ---------     ---------
                                          Rmb            Rmb           US$

REVENUE                                4,827,190      2,981,249       359,187
COST OF SALES                         (3,156,820)    (2,075,994)     (250,120)
                                     ------------    -----------   ----------
GROSS PROFIT (LOSS)                    1,670,370        905,255       109,067
SELLING AND ADMINISTRATIVE
   EXPENSES                           (3,323,143)    (2,080,698)     (250,687)
                                     ------------    -----------   ----------
LOSS FROM OPERATIONS                  (1,652,773)    (1,175,443)      (14,162)
                                     ------------    -----------   ----------
OTHER INCOME (EXPENSE)
INTEREST EXPENSE                        (203,909)      (291,629)      (35,136)
  OTHER INCOME, NET                      (17,301)        (2,871)         (346)
                                     ------------    -----------   ----------
   TOTAL OTHER INCOME (EXPENSE), NET    (221,210)      (294,500)      (35,482)
                                     ------------    -----------   ----------
LOSS BEFORE TAXES                     (1,873,983)    (1,469,943)     (177,102)
TAXES                                         --             --            --
                                     ------------    -----------   ----------
INCOME (LOSS) BEFORE
  MINORITY INTEREST                   (1,873,983)    (1,469,943)     (177,102)
MINORITY INTEREST                        310,213        110,151        13,272
                                     ------------    -----------   ----------
NET LOSS                              (1,563,770)    (1,359,792)     (163,830)
                                     ============    ===========   ==========
Basic and diluted net loss per share        (.01)          (.01)         (.01)
                                     ============    ===========   ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                           12,800,000     12,920,000    12,920,000
                                     ============    ===========   ==========

            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                           2000         2001            2001
                                         ---------     --------       --------
                                            Rmb          Rmb             US$

REVENUE                                  7,832,190      8,326,722    $1,003,220
COST OF SALES                           (4,782,285)    (6,067,244)     (730,994)
                                        -----------   ------------  -----------
GROSS PROFIT (LOSS)                      3,049,905      2,250,478       272,226
SELLING AND ADMINISTRATIVE
   EXPENSES                            (10,920,980)    (6,479,758)     (780,693)
                                       ------------   ------------- -----------
LOSS FROM OPERATIONS                    (7,871,075)    (4,220,280)     (508,467)
                                       ------------   ------------- -----------
OTHER INCOME (EXPENSE)
INTEREST EXPENSE                          (203,909)      (812,149)      (97,849)
  OTHER INCOME, NET                         (9,328)     1,107,657       133,452
                                       ------------   ------------- -----------
   TOTAL OTHER INCOME (EXPENSE), NET      (213,237)      (295,508)      (35,603)
                                       ------------   ------------- -----------
LOSS BEFORE TAXES                       (8,084,312)    (3,924,772)     (472,864)
TAXES                                      154,646             --            --
                                       ------------   ------------- -----------
INCOME (LOSS) BEFORE MINORITY
INTEREST                                (8,238,958)    (3,924,772)     (472,864)
MINORITY INTEREST                        1,606,981         64,432         7,763
                                       ------------   ------------- -----------
NET LOSS                                (6,631,977)   (33,860,340)     (465,101)
                                       ============   ============= ===========
Basic and diluted net loss per share          (.52)          (.30)  $      (.04)
                                       ============   ============= ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                             12,800,000     12,920,000    12,920,000
                                       ============   ============= ===========

            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                               2000         2001         2001
                                               Rmb           Rmb          US$
                                             --------      --------    -------

Cash Flows from Operating Activities
Net income (loss)                          (6,631,977)  (3,860,340)  $(465,101)
                                           -----------  -----------   ----------
Adjustments  to reconcile  net income
(loss) to net cash  provided by (used in)
operating activities:
  Depreciation                                202,470      490,063      59,044
  Amortization of product dev costs           232,645      441,960      53,248
  Provision for losses on receivables
  - Customers                                     400           --          --
  Minority interest                        (1,606,983)     (64,432)     (7,763)
  (Increase) decrease in
  Accounts receivable                         117,950   (3,463,160)   (417,248)
  Deposits and other                       (1,100,575)     261,147      31,463
  Costs and estimated earnings in excess of
  billings on uncompleted contracts                --      207,944      25,053
                                                           265,068      31,936
  Advances to employees                       (85,602)    (411,257)    (49,549)
  Increase (decrease) in
  Accounts payable and accrued exp            852,134      (54,027)     (6,509)
  Customer deposits                            18,678    2,092,989     252,167
  Billings in excess of costs and estimated
  earnings on uncompleted contracts                --     (554,562)    (66,815)
                                           -----------  -----------   ----------
        Total Adjustments                  (1,368,883)    (320,857)    (38,657)
                                           -----------  -----------   ----------
 Net Cash Provided by (Used in) Operating
 -Activities                               (8,000,860)  (3,539,483)   (426,444)
                                           -----------  -----------   ----------

Cash Flows from Investing Activities
  Capital expenditures                     (2,067,993)      (6,104)       (735)
  Capitalized expenditures for product
  development costs                          (128,455)    (393,121)    (47,364)
  Net repayments from SiTech Holding
 (Hainan) Company Ltd.                      1,485,426           --          --
  Advances to related parties              (4,436,611)          --          --
  Initial Investment of minority shareholder  240,000           --          --
  Investment                               (2,800,000)          --          --
  Other                                      (122,274)          --          --
                                           -----------  -----------   ----------
  Net Cash Provided by (Used In) Investing
  -Activities                              (7,829,907)    (399,225)    (48,099)
                                           -----------  -----------   ----------
Cash Flows from Financing Activities
  Proceeds from issuance of long term debt  6,000,000           --          --
Net short term borrowings                   4,375,341           --          --
  Net repayments to director                 (260,494)          --          --
Capital contribution                          160,985           --          --
Net borrowings from Sitech Holding                  0      281,155      33,874
Net borrowings from directors                       0    1,718,020     206,990
Net borrowings from related party                   0      200,395      24,144
Net Cash Provided by Financing
-Activities                                20,275,832    2,199,570     265,008
                                          ------------  ----------    ----------
 Net Increase (Decrease) in Cash            4,445,065   (1,739,138)   (209,535)

 Cash, Beginning of Period                    629,351    3,221,718     388,159
                                          ------------  ----------    ----------

 Cash, End of Period                       51,074,416    1,482,580    $178,624
                                          ============  ==========    ==========


            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

              NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

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

The Company believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31,2000 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited financial statements and related notes included in the Company's 2000 Form 10-KSB.

NOTE 2 - LONG-TERM DEBT

On May 29, 2000 the Company entered into a one-year credit facility with Shenzhen Commercial Bank for RMB 16 million at 5.3125%. The credit facility is secured by shares in the Company owned by Dr. Lan, director and shareholder of the Company.

On Aug. 25, 2001, the one-year credit facility was extended to Aug. 25, 2002 at 5.3125%.

NOTE 3 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in U.S. dollars. Reminbi, the functional currency of the Company has been converted into U.S. dollars at the exchange rate of 8.3 to 1.

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

Overview

   ESOFTBANK.COM, Inc., is a Chinese software development and sub-contracting services provider. We offer a wide range of value-added services including IT consulting, project outsourcing, quality control and software releasing. Our focus is on various e-commerce, network management and resource control systems for business and government enterprises. Our website, HTTP://www.eSoftBank.com, is a registry for Chinese web page designers and e-commerce developers, as well as institutions requiring the services of these people, on which we provide a cost-efficient platform for job exchanges and assignments. It is an interactive and integrated virtual software community offering technical databank, knowledge exchange, job-subcontracting, software-testing and support services. Through our website, we offer independent software engineers a source of business opportunities and web space, while companies are able to select from a variety of software engineers and software companies. Our revenues are derived from commissions on transaction volume on the platform, as well as handling fees and service charges for software engineering and technical support services. Our headquarters are in Shenzhen, China.

   We changed our company's name from Natural Way Technologies Inc. to ESOFTBANK.COM, Inc. on March 31, 2000 when we acquired (the "Acquisition") all of the issued and outstanding shares of World Concept Development Limited ("WCD"). WCD owns the software development and Internet-based software subcontracting platform operations conducted in China under the name of ESOFTBANK.COM. In November, 2001, we are changing our name again to BroadenGate Systems, Inc. to more accurately reflect our core business.

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

Results of Operations

Three-months ended September 30, 2001 Compared with Three-months ended September 30, 2000

   Total revenues decreased by $222,402 to $359,187 for the quarter ended September 30, 2001 from $581,589 for the quarter ended September 30, 2000, primarily due to the under utilization of our engineers trained for Japanese projects and the utilization of certain of our personal in R&D.

Cost of sales decreased $130,219 to $250,120 for the quarter ended September 30, 2001 from $380,339 for the same period in 2000. The decrease is attributable to the reduction in revenues. Our gross profit margin was 30.3 % in the quarter ended Sep 30, 2001. This compares with 34.6% for the corresponding period of the prior year.

Selling and administrative expenses ("SGA") decreased by $149,692 to $250,687 for the quarter ended September 30, 2001, from $400,379 for the same period in 2000. This decrease reflects operational improvements and cost controls such as imposing stricter controls on advertising expenses. We anticipate that these controls will continue decreasing SGA expenses in the future as we work to make our distribution system more efficient. We have also established more strategic alliances with established companies (such as Huawei, Oracle China, etc.) that will assist us in distributing our services at lower costs.

We incurred interest expense of $35,136 for the third quarter of 2001 compared with $24,567 for the third quarter of 2000 due to an increase in our short-term loan from the Bank.

We have no income tax liability for the third quarter of either 2001 or 2000. We may incur income tax expenses in the future, even though we have an operating loss because income taxes in the People's Republic of China are a function of gross sales and not of net income.

The minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd. and the 47.6% of SiTech Hainan Ltd. not owned by the Company.

The net loss decreased by approximately 13% for the third quarter of 2001, to $163,830 from $188,406 for the same period in 2000. The decreased operating losses in the third quarter of 2001 over the third quarter of 2000 was due to reduced SGA expenses which were partially offset by reduced gross profit. We believe that these trends will continue as our revenues increase and our expenses decrease. We also expect that our operations from being a software outsourcing services provider and subcontracting platform will produce additional revenues and, profitability in near future. However, there is no assurance that we will ever become profitable.

Nine Months ended September 30, 2001 Compared with Nine Months ended September 30, 2001

         Total revenues increased by $59,582 to $1,003,220 for the nine months ended September 30, 2001 from $943,638 for the corresponding period of the prior year. This increase resulted because we had no revenues for the first calendar quarter of 2000.

         Cost of sales increased by $154,815 to $730,994 for the nine months ended September 30, 2001 from $576,179 for the corresponding period of 2000. This increase is attributable to costs incurred in the continued development of our platform. Gross margins were 27.1% for the nine months ended September 30, 2001 compared to 38.9% for the same period of 2000.

         Selling and administrative expenses ("SGA") decreased by $535,088 to $780,693 for the nine months ended September 30, 2001 from $1,315,781 for the corresponding period of the prior year. This decrease is attributable to the imposition of cost controls, reduced advertising and the formation of strategic alliances to reduce marketing costs.

         Interest expense increased by $73,282 to $97,849 for the nine months ended September 30, 2001 from $24,567 for the corresponding period of 2000. This increase reflects increased borrowings.

Other income, net reflects a refund of business taxes previously paid.

         We have no income tax liability for the first nine months of calendar year 2001. In the same period of calendar year 2000, we incurred a tax liability of $18,632. We may incur income tax in future periods, even if we have a net operating loss, because income taxes in the People's Republic of China are a function of gross sales and not necessarily of net income.

        The minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd. and the 47.6% of SiTech Hainan Ltd. not owned by the Company.

         Our net loss decreased by $333,932 to $465,101 for the nine months ended September 30, 2001 from $799,033 for the corresponding period of 2000. This decrease reflects the reduction in SGA which was partially offset by reduced gross profit and increased interest.

Outlook

General

      We believe that we are well positioned for growth in the developing information technology ("IT") industry in China and internationally. With China joining the WTO and the Beijing's 2008 Olympics, demand should increase IT in China during the next several years.

Since its inception in 1996, the company has built a strong position in the Chinese domestic IT industry. eSoftBank is leveraging its domestic expertise to enter the global outsourcing market, and to cooperate with leading multinational software vendors in the Chinese market. Building on the synergy between the Chinese and global markets, eSoftBank hopes to continue to increase its market share at home and win high-margin contracts abroad.

Over the past year the company has already taken the first steps in realizing this strategy by forming close partnerships with some of the top players in China, including IBM, Oracle, and Huawei Technology, China's largest manufacturer of telecommunications equipment. With Oracle, we will soon be implementing several sections of a large accounting system for China Mobile Hong Kong, the largest mobile telecommunications service provider in the world.

The next step is to build our position in the United States IT outsourcing market. In the near-term, business growth will come from utilizing our strategic partnerships with companies such as ACenturyOne, a high-profile startup specializing in outsourcing projects from Fortune 250 companies to Chinese software developers. Looking to the longer term, however, it is critical to capitalize on our momentum and establish a physical presence in the US.

Recent Developments

   We believe that the recent developments described below will have a positive impact on our future results of operations. However, there is no assurance that these benefits will be realized or that, if realized, these benefits will reach the levels we anticipated.

1. We have completed our acquisition of a 70% stake in Dalian Tongzhou Computer Software Co., Ltd. (Tongzhou), a mid-size software company in Northeastern China focusing on project management software and system integration. Its showcase product is the "TZ-Project management system" series and is now in the process of bidding on Beijing 2008 Olympics projects. To date, Tongzhou has more than 1,000 installations throughout China, and has served clients in the architectural, chemical, metallurgical, transportation, manufacturing and energy industries. Tongzhou was established by Dalian Technical University, which holds the remaining 30% stake of the Company. Tongzhou has sign two contracts to provide software development and system maintenance services for Japanese companies recently. The estimated revenue over the next 12 months is 3 million RMB.

2. We won the biding for Electric Funding provided by China Information Industry Department, and should be granted 4 million RMB in funding from government in next 3 months.

3. We reached a strategic agreement with ACenturyOne, to obtain stable software outsourcing projects from US.

Liquidity and Capital Resources

At the end of the third quarter of 2001, we had cash of $178,624 and a deficit in working capital of $2,343,766. This compares cash of $388,159 for Dec.31, 2000 and a deficit in working capital of $1,967,031 as of September 30, 2000.

   Cash used in operating activities decreased by $537,514 to $426,444 for the nine-month period ended September 30, 2001, from $963,958 in the same period in 2000. This change is attributable to a reduced net operating loss which was partially offset by changes in working capital.

Net cash used in investing activities decreased to $5,795 for the nine-month period ended September 30, 2001 from $943,362 for the corresponding period of 2000. This decrease resulted from reduced capital expenditures, loan repayments, advances and investments.

   Net cash provided by financing activities decreased to $209,535 for the nine-month period ended September 30, 2001 compared to $535,555 for the corresponding period of 2000. This reduction resulted from reduced borrowings during the current year.

   Our business is now generating more revenues from our project management centers. Management is also seeking to raise additional capital from investors both in China and other countries, and believes that this funding will enable us to develop our business and meet some of our operating cash needs.
However, based on the current level of expenditures, without such funding, we will be unable to fully implement our business plan.

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



                                              eSoftBank.com, Inc.


Dated: Nov. 13, 2001                          By: /s/ Dr. Hongbing Lan
                                              ----------------------------------
                                              Dr. Hongbing Lan
                                              Chief Executive Officer

Dated: Nov.13, 2001                          By: /s/ Hongyu Lan
                                              ----------------------------------
                                               Hongyu Lan
                                               Principal Accounting Officer