Form 10QSB/A
period 2001-09-30
ESOFTBANK COM INC
filed 2001-11-16
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ______________ .

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES
                      Condensed CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                             December 31,         September 30,
                                               2000             2001         2001
                                            (Unaudited)            (Unaudited)
                                                Rmb              Rmb           US$
                                             -----------       -------      --------

ASSETS
CURRENT ASSETS
Cash                                         3,221,718        1,482,580      178,624
Accounts receivable                            640,900        4,104,060      494,465
Deposits and other                           1,000,271          739,124       89,051
Advances to employees                          427,395          838,652      101,043
Costs and estimated earnings in excess of
billings on uncompleted contracts              207,944                -            -
                                            ----------       ----------   -----------
          TOTAL CURRENT ASSETS               5,498,228        7,164,416      863,183
                                            ----------       ----------   -----------
NONCURRENT ASSETS
 Long-term investment                        2,800,000        2,800,000      337,349
 Product development costs, net                852,995          804,156       96,886
 Fixed assets                                2,929,976        2,446,017      294,701
 Other                                         265,068               --           --
                                            ----------       ----------   -----------
          TOTAL NONCURRENT ASSETS            6,848,039        6,050,173      728,936
                                            ----------       ----------   -----------
          TOTAL ASSETS                      12,346,267       13,214,589    1,592,119
                                            ==========       ==========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loan                           16,000,000       16,000,000    1,927,711
  Accounts payable                             159,900          159,900       19,265
  Accrued expenses                                  --               --           --
Salaries, wages and other compensation         669,171          466,846       56,246
     Employee firings benefits                 635,988        1,187,685      143,095
     Taxes                                     355,713          110,662       13,333
     Other                                   1,588,513        1,430,165      172,309
  Customer deposits                             41,000        2,133,989      257,107


  Billings in excess of costs and estimated
   earnings on uncompleted contracts            57,890          612,452       73,789
  Due to director                            2,316,408        4,034,428      486,076
  Due to related party - SiTech Holding             --          281,155       33,874
  Due to related party                              --          200,395       24,144
                                            ----------       ----------  ------------
          TOTAL CURRENT LIABILITIES         21,824,583       26,617,677    3,206,949
                                           -----------       ----------  ------------
MINORITY INTEREST                              261,925          197,493       23,794
                                           -----------       ----------  ------------
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - Par value US$.001; issued and
  outstanding - 12,920,000 shares              107,236          107,236       12,920
Additional paid-in capital                  52,715,431       52,715,431    6,351,257
Reserve funds                                  347,148          347,148       41,825
Accumulated deficit                        (62,910,056)     (66,770,396)  (8,044,626)
                                           ------------     ------------ ------------
 TOTAL SHAREHOLDERS' EQUITY (DEFICIT)       (9,740,241)     (13,600,581)  (1,638,624)
                                           ------------     ------------ ------------
TOTAL LIABILITIES AND
SHAREHOLDERS'EQUITY                         12,346,267       13,214,589    1,592,119
                                           ============     ============ ============



            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                         2000           2001          2001
                                       ---------      ---------     ---------
                                          Rmb            Rmb           US$

REVENUE                                4,827,190      2,981,249       359,187
COST OF SALES                         (3,156,820)    (2,075,994)     (250,120)
                                     ------------    -----------   ----------
GROSS PROFIT (LOSS)                    1,670,370        905,255       109,067
SELLING AND ADMINISTRATIVE
   EXPENSES                           (3,323,143)    (2,080,698)     (250,687)
                                     ------------    -----------   ----------
LOSS FROM OPERATIONS                  (1,652,773)    (1,175,443)     (141,620)
                                     ------------    -----------   ----------
OTHER INCOME (EXPENSE)
INTEREST EXPENSE                        (203,909)      (291,629)      (35,136)
  OTHER INCOME, NET                      (17,301)        (2,871)         (346)
                                     ------------    -----------   ----------
   TOTAL OTHER INCOME (EXPENSE), NET    (221,210)      (294,500)      (35,482)
                                     ------------    -----------   ----------
LOSS BEFORE TAXES                     (1,873,983)    (1,469,943)     (177,102)
TAXES                                         --             --            --
                                     ------------    -----------   ----------
INCOME (LOSS) BEFORE
  MINORITY INTEREST                   (1,873,983)    (1,469,943)     (177,102)
MINORITY INTEREST                        310,213        110,151        13,272
                                     ------------    -----------   ----------
NET LOSS                              (1,563,770)    (1,359,792)     (163,830)
                                     ============    ===========   ==========
Basic and diluted net loss per share        (.12)          (.11)         (.01)
                                     ============    ===========   ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                           12,800,000     12,920,000    12,920,000
                                     ============    ===========   ==========

            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                           2000         2001            2001
                                         ---------     --------       --------
                                            Rmb          Rmb             US$

REVENUE                                  7,832,190      8,326,722    $1,003,220
COST OF SALES                           (4,782,285)    (6,067,244)     (730,994)
                                        -----------   ------------  -----------
GROSS PROFIT (LOSS)                      3,049,905      2,259,478       272,226
SELLING AND ADMINISTRATIVE
   EXPENSES                            (10,920,980)    (6,479,758)     (780,693)
                                       ------------   ------------- -----------
LOSS FROM OPERATIONS                    (7,871,075)    (4,220,280)     (508,467)
                                       ------------   ------------- -----------
OTHER INCOME (EXPENSE)
INTEREST EXPENSE                          (203,909)      (812,149)      (97,849)
  OTHER INCOME, NET                         (9,328)     1,107,657       133,452
                                       ------------   ------------- -----------
   TOTAL OTHER INCOME (EXPENSE), NET      (213,237)       295,508        35,603
                                       ------------   ------------- -----------
LOSS BEFORE TAXES                       (8,084,312)    (3,924,772)     (472,864)
TAXES                                      154,646             --            --
                                       ------------   ------------- -----------
INCOME (LOSS) BEFORE MINORITY
INTEREST                                (8,238,958)    (3,924,772)     (472,864)
MINORITY INTEREST                        1,606,981         64,432         7,763
                                       ------------   ------------- -----------
NET LOSS                                (6,631,977)    (3,860,340)     (465,101)
                                       ============   ============= ===========
Basic and diluted net loss per share          (.52)          (.30)  $      (.04)
                                       ============   ============= ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                             12,800,000     12,920,000    12,920,000
                                       ============   ============= ===========

            See notes to condensed consolidated financial statements.

                      ESOFTBANK.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                               2000         2001         2001
                                               Rmb           Rmb          US$
                                             --------      --------    -------

Cash Flows from Operating Activities
Net income (loss)                          (6,631,977)  (3,860,340)  $(465,101)
                                           -----------  -----------   ----------
Adjustments  to reconcile  net income
(loss) to net cash  provided by (used in)
operating activities:
  Depreciation                                202,470      490,063      59,044
  Amortization of product dev costs           232,645      441,960      53,248
  Provision for losses on receivables
  - Customers                                     400           --          --
  Minority interest                        (1,606,983)     (64,432)     (7,763)
  (Increase) decrease in
  Accounts receivable                         117,950   (3,463,160)   (417,248)
  Deposits and other                       (1,100,575)     261,147      31,463
  Costs and estimated earnings in excess of
  billings on uncompleted contracts                --      207,944      25,053
  Other                                            --      265,068      31,936
  Advances to employees                       (85,602)    (411,257)    (49,549)
  Increase (decrease) in
  Accounts payable and accrued exp            852,134      (54,027)     (6,509)
  Customer deposits                            18,678    2,092,989     252,167
  Billings in excess of costs and estimated
  earnings on uncompleted contracts                --      554,562      66,815
                                           -----------  -----------   ----------
        Total Adjustments                  (1,368,883)     320,857      38,657
                                           -----------  -----------   ----------
 Net Cash Provided by (Used in) Operating
 -Activities                               (8,000,860)  (3,539,483)   (426,444)
                                           -----------  -----------   ----------

Cash Flows from Investing Activities
  Capital expenditures                     (2,067,993)      (6,104)       (735)
  Capitalized expenditures for product
  development costs                          (128,455)    (393,121)    (47,364)
  Net repayments from SiTech Holding
 (Hainan) Company Ltd.                      1,485,426           --          --
  Advances to related parties              (4,436,611)          --          --
  Initial Investment of minority shareholder  240,000           --          --
  Investment                               (2,800,000)          --          --
  Other                                      (122,274)          --          --
                                           -----------  -----------   ----------
  Net Cash Provided by (Used In) Investing
  -Activities                              (7,829,907)    (399,225)    (48,099)
                                           -----------  -----------   ----------
Cash Flows from Financing Activities
  Proceeds from issuance of long term debt 16,000,000           --          --
Net short term borrowings                   4,375,341           --          --
  Net repayments to director                 (260,494)          --          --
Capital contributions                         160,985           --          --
Net borrowings from Sitech Holding                  0      281,155      33,874
Net borrowings from directors                       0    1,718,020     206,990
Net borrowings from related party                   0      200,395      24,144
                                          ------------  ----------    ----------
Net Cash Provided by Financing
-Activities                                20,275,832    2,199,570     265,008
                                          ------------  ----------    ----------
 Net Increase (Decrease) in Cash            4,445,065   (1,739,138)   (209,535)

 Cash, Beginning of Period                    629,351    3,221,718     388,159
                                          ------------  ----------    ----------

 Cash, End of Period                       51,074,416    1,482,580    $178,624
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

Other income, net reflects a reversal of a salary accrual from the prior year.

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

2. We reached a strategic agreement with ACenturyOne, to obtain stable software outsourcing projects from US.

Liquidity and Capital Resources

At the end of the third quarter of 2001, we had cash of $178,624 and a deficit in working capital of $1,638,624. This compares cash of $388,159 for Dec.31, 2000 and a deficit in working capital of $902,602 as of September 30, 2000.

   Cash used in operating activities decreased by $537,514 to $426,444 for the nine-month period ended September 30, 2001, from $963,958 in the same period in 2000. This change is attributable to a reduced net operating loss which was partially offset by changes in working capital.

Net cash used in investing activities decreased to $48,099 for the nine-month period ended September 30, 2001 from $943,362 for the corresponding period of 2000. This decrease resulted from reduced capital expenditures, loan repayments, advances and investments.

   Net cash provided by financing activities decreased to $265,008 for the nine-month period ended September 30, 2001 compared to $2,442,891 for the corresponding period of 2000. This reduction resulted from reduced borrowings during the current year.

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