Form 10KSB
period 2001-12-31
ESOFTBANK COM INC
filed 2002-04-19
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 1-12293

                            BROADENGATE SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                        87-0394313
----------------------------------                 -----------------------------
(State or other jurisdiction of                   (I.R.S. Employer incorporation
  Identification Number)                                or organization)

            3/F, Block 2, Cyber City, South Hi-tech Industrial Park,
                          Shenzhen, Guangdong Province
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code: 011-86-755-671-6656

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
            None                                        None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         --------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,230,211.

         As of March 25, 2002, 14,393,000 shares of our common stock, $.001 par value were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $1,529,901.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Transitional Small Business Disclosure Format: Yes        No X

                                TABLE OF CONTENTS

                                                                        Page
                                                                      --------


PART I

     ITEM 1. DESCRIPTION OF BUSINESS.........................................3
     ITEM 2. DESCRIPTION OF PROPERTIES.......................................5
     ITEM 3. LEGAL PROCEEDINGS...............................................5
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS.............................................5

PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS.............................................5
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS............................6
     ITEM 7. FINANCIAL STATEMENTS............................................9
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................9

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH
     SECTION 16(a) OF THE EXCHANGE ACT.......................................9
     ITEM 10. EXECUTIVE COMPENSATION........................................10
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT.........................................11
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS..................................................12
     ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K..............................13

     SIGNATURES.............................................................13

     FINANCIAL STATEMENTS...................................................13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

     World Concept Development Limited (World), a development stage enterprise, was incorporated on October 27, 1999, in the British Virgin Islands. World incorporated a wholly owned subsidiary, eSoftBank Networks (Shenzhen) Co. Ltd. (Shenzhen) on December 30, 1999, in the Peoples' Republic of China (PRC). World and Shenzhen were formed to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign, private or publicly held business.

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

     On October 15, 2001, Shenzhen acquired 70% of the outstanding capital of Tongzhou (Dalian) Computer Co., Ltd. (Dalian), a PRC company for 307,000 shares of eSoftBank.com, Inc. common stock, from Holdings. The remaining 30% of Dalian is owned by Leasci Technologies Co., Ltd., which is a subsidiary of Dalian University of Technologies.

     On November 13, 2001, the Company changed its name from eSoftBank.com, Inc. to BroadenGate Systems, Inc. to better describe out business model

Business of the Company

         BroadenGate Systems, Inc. was among the first software outsourcing service providers in China information technology industry. From its inception, the company has worked to develop comprehensive outsourcing solutions for systems development and implementation projects and provide consulting services in the telecom, network security, e-Business, ERP, CRM and GIS sectors. The company also offers a diverse array of related products and services.

      BroadenGate has offices in Beijing, Shenzhen, our headquarters, Haikou and Dalian, the People Republic of China (PRC). The Company employs over 200 software-development and system-consulting professionals and more than 30 project managers. BroadenGate objective is to be the leading Chinese provider of comprehensive outsourcing solutions and project management tools, using industry-leading technical standards and business practices.

      To develop core infrastructure for the Chinese information technology outsourcing market, BroadenGate offers complete solutions to its outsourcing clients as well as providing project management tools. We have a professional outsourcing team, a Chinese collaborative information technology website, the exclusive rights to software engineering management tools, and outsourcing experience and standardized management processes.

         We changed our company's name from Natural Way Technologies, Inc. to eSoftBank.com, Inc. on March 31, 2000 when we acquired (the "Acquisition") all of the issued and outstanding shares of World Concept Development Limited ("WCD"). WCD owns the software development and Internet-based software subcontracting platform operations conducted in China under the name eSoftBank.com. This platform is a facilitator to make experienced personnel available to companies needing software expertise. The company charges a fee from the participants for this service.

         eSoftBank.com built the first software outsourcing infrastructure in China. Currently, we have in excess of 75,000 individual and corporate members who are available to develop software or assist those who need advice using the eSoftBank.com platform. There are also approximately 1200 Chinese software companies who contract with members for software collaboration and development.

Market Strategy

         To gain greater visibility with Japan outsourcing businesses, we formed a new business operation in Dalian, PRC, a city much closer to Japan. This visibility has assisted the Company in its international marketing efforts.

         The Company is concentrating its efforts on developing strategic alliances with both Chinese information technology (IT) companies and American consulting companies. These strategic alliances will have a dual benefit (1)
they help develop expertise in major software programming fields and (2) generated outsourcing engagements for the Company.

         The Company continues to develop its position in online software outsourcing by serving as an e-market, to bring buyers and sellers of information technology services together. During the fourth calendar quarter of 2001, we upgraded and expanded the Software Outsourcing Platform to provide a matching of information technology service providers and information technology service contractors not just for the Chinese market, but also for the international market.

         The Company is continuing its effects to establish more outsourcing partnerships which should produce more recurring projects and a more stable source of revenue.

Competition

         Competition in software outsourcing market is intense. We have competitors in China such as NEU-Apline and TopSoft as well as foreign competitors. However our business model is unique. While NEU-Alpine and TopSoft provide software development by using their own technical resources but have no core technologies. We believe that we have the following advantages: professional software outsourcing services for an international clientele; experienced project managers and software developers; industry-leading project management and collaborative software development platforms, good business practices  in  management  and  software  development,  competency  groups  with industry and technical focuses, and diverse partners for both software development and marketing.

         Because we are a service company, we are not dependant on any suppliers for raw materials, nor do we have any principal suppliers for our operating requirements.

Research and Development

         Research and development has a high priority:

* We continue to develop our core project management platform n Team which assists software companies in improving their software project management. A new version will be launched in 2002.

* We continue to develop and upgrade roject Management Center the software outsourcing business model of BroadenGate. We have successfully formed a close relationship with Huawei, one of the largest telecom equipment manufacturers in Asia to assist us with this development and upgrade.

* We are developing and expanding our network and project management solutions. BroadenGate and TZ-Project, now we have over 1000 clients in the PRC.

      For the year ended December 31, 2000, we expended US$134,188 on research and development and an additional $134,475 during calendar year 2001.

Patents and Trademarks

         OnTeam is our leading project management platfor m for the CMMII and ISO 9000 series users. This platform integrates the functions including project management, development process, quality assurance, communication, configuration management and bug report. Now we are applying for patents for On Team in both China and the United States.

We have the following trademarks in the PRC:

* ESOFTBANK: the brand of our company, as well as the collaborative development and software outsourcing;

* ONTEAM: a standardized project management platform, which can manage the whole process of software development. It provides an integrated software development and project environment;

* BROADENGATE and E*LINUX the product trademarks for our internet service package/platform;

Government Regulation

         We are not subject to any government regulations other than copyright and trademarks laws.

Employees

         We have over 200 employees; 30 of which are managerial and more than 170 of which are software engineers.

ITEM 2. DESCRIPTION OF PROPERTIES

         We do not own any real estate, but lease three separate offices in Beijing, Shenzhen, Haikou and Dalian.

         In Beijing, we lease 400 square meters (approximately 5,166 square fee) of office space at 7/F, Beiji Building, No.249, South Dongsi Street, Dongcheng, Beijing, 100005, the People's Republic of China. The rent for this facility is $4,216 per month and the lease extends through March 2003.

      In Shenzhen, we lease 300 square meters (approximately 3,875 square feet) of office space at 3/F, Block 2, Cyber City, South Hi-tech Industrial Park, Shenzhen, Guangdong Province, 518057, the People's Republic of China. The rent for this facility is $1,300 per month and the lease extends through April 30, 2001. This facility also serves as our corporate headquarters.

      In Haikou we lease 700 square meters (approximately 9,042 square feet) of office space at Room 1001, Haikou International Commercial Center, No. 38, Datong Road, Haikou, Hainan, The People's Republic of China. The rent for this facility is $3,500 per month and the lease extends through August 2005.

    In Dalian we lease 400 square meters (approximately 5,167 square feet) office space at Room 409,No.1,LinBei Road, Hi-tech Industrial Park, DaLian, Liaoning, The People's Republic of China. The rent for this office is $2,500 per month and the lease will expire in May, 2002 with an option to renew.

      All of our officers are located in class A office buildings.

ITEM 3. LEGAL PROCEEDINGS

         To the best of management's knowledge, there are no legal proceedings threatened or pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders during the fourth quarter of our fiscal year, nor were any voted upon other than at a meeting of shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

            There is limited trading in our Common Stock. The following table sets forth the high and low bid price by calendar quarter of the Company's common stock.

Quarter Ended         High      Low      Quarter Ended          High         Low
-------------         ----      ---      -------------          ----         ---

March 30, 2001        $0.563   $0.563    March 31, 2000       $     -      $  -
June 30, 2001           0.37     0.37    June 30, 2000           9.50      .937
September 28 2001       0.25     0.25    September 30, 2000     3.125      1.25
December 31, 2001       0.15     0.15    December 31, 2000       1.50      .469

Shareholders of Record

         As of March 20, 2002, there were approximately 301 record holders of our common stock. Our common stock trades on the OTC:BB under the symbol BROG.

Dividends

         Apart from a deemed dividend in 2000, we have never declared or paid any cash dividend on our Common Stock nor do we expect to declare or pay any dividend on our Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    We believe that we are well positioned for growth in the developing information technology ("IT") industry in the PRC and internationally. With the PRC joining the WTO and the Beijing's 2008 Olympics, the IT outsourcing demand should increase during the next several years.

    Since its inception in 1996, the company has grown with the Chinese domestic IT industry. BroadenGate is now leveraging its domestic expertise to enter the global outsourcing market, and to co-op with leading multinational software vendors in the Chinese market, such as Oracle and IBM. Building on the synergy between the Chinese and global markets, BroadenGate hopes to continue to increase its market share at home and win higher-margined contracts abroad.

Recent Developments

In 2001, the company increased its business base by forming close partnerships with some of the leading companies in the PRC, including Huawei Technology, which is among the largest manufacturers of telecommunications equipment in Asia. As a result of Huawei outsourcing projects, we have substantially improved our project management framework, and establish four project management centers
(PMCS).

1. A Telecommunication & Internet Center: We have over 100 engineers currently working in this PMC, and have outstanding contracts for over 30 million RMB in 2002 with Huawei. We have reached an agreement of cooperation with the China Policy Security Bureau, to use our solutions in Internet access, network management and security, which should produce significant marketing potential in China.
2. A Development & International Center: We recently won a COBOL software development contract for approximately 15 million Yen (US1,150,000) in Dalian with SCM a subsidiary of Mitsubishi Corporation.
3. A Project Management Software & System Integration Center: This division is based on the Dalian Tongzhou Computer Software Co., Ltd. System (Tongzhou), and serves more than 1000 clients in architectural, chemical, metallurgical, transportation, manufacturing and energy;
4. An E-Business and E-Banking Center: This center is new, but during the coming year, we anticipate building a local e-banking system in Hainan island.

     In 2002, we will focus on the Chinese and Japanese markets. However, if the Company is to be a dominent player in the industry, it is critical to establish a physical presence in the US.

     The business of BroadenGate Systems is currently conducted in Renminbi, the currency of China ("RMB"), which for purposes of this section and our financial statements are converted at an exchange rate of $1.00 = RMB 8.30.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

                Revenues. Revenues increased by $89,988 or 7.89% to $1,230,211 for the year ended December 31, 2001 from $1,140,223 for the year ended December 31, 2000. This increase in revenues resulted from software outsourcing.

                Cost of Sales. Cost of sales increased by $251,956 or 49.21% to $763,997 for the year ended December 31, 2001 from $512,041 for the year ended December 31, 2000. Cost of sales as a percent of revenues was 62.10% for the year ended December 31, 2001 compared to 44.91% for the year ended December 31, 2000. This increase in cost of sales resulted from increased revenues and a change in the mix of products sold. The increase in cost of sales as a percentage of revenue is attributable to an increased percentage of sales from human resource outsourcing which has a lower profit margin than software development.

                Selling and Administrative Expenses. Selling and administrative expenses decreased by $813,787 or 39.27% to $1,258,711 for the year ended December 31, 2001 from $2,072,498 for the year ended December 31, 2000. This decrease in selling and administrative expenses resulted from decreased marketing expenses, decreased research and development expenses and decreased professional fees.

                Other Expenses, Net. Other expenses consists of interest income and expense, bank charges, recovery of prior expenses foreign exchange gains or losses and other miscellaneous income. Other expenses, net increased by $933 or 3.20% to $30,130 for the year ended December 31, 2001 from $29,197 for the year ended December 31, 2000. This increase in other expenses, net resulted principally from increased interest expense which was partially offset by interest and miscellaneous income.

                Income Taxes. Income tax decreased by $60,188 or 100% to $0 for the year ended December 31, 2001 from $60,188 for the year ended December 31, 2000. Although the income of the Company increased, our company has been certificated as Hi-Tech company by local authority, and the government has refunded all necessary taxes.

                Minority Interest. Minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd., the 47.6% of SiTech Hainan Ltd. and 30% of Tongzhou (Dalian) Computer Co., Ltd., not owned by the Company.

                As a result of the foregoing, the net loss of the Company decreased by $333,009 or 27.72% from net loss of $1,201,244 for the year ended December 31, 2000 to a net loss of $868,235 for the year ended December 31, 2001.

       Liquidity and Capital Resources

                As of December 31, 2001, we had cash of $963,259 and a deficit in working capital of $2,351,089. This compares with cash of $388,159 and negative working capital of $1,967,031 as of December 31, 2000. Our cash increased because of increased borrowings and the sale of common stock. However, our working capital derived principally as a result of our net operating loss.

                Cash used by operating activities totaled $977,747 for the year ended December 31, 2001. This compares with cash used by operations of $1,038,548 for the year ended December 31, 2000. The change in cash flows from operating activities resulted from a reduced net operating loss for current year and increased depreciation, amortization and abandonment of product which was offset by changes in the current accounts, principally an increase in accounts receivable.

                Cash used in investing activities decreased to $29,927 for the year ended December 31, 2001 from $511,276 for the year ended December 31, 2000. This decrease resulted from an decrease in capital expenditures , a reduction in capital expenditures for product development and purchases of long-term investments which was partially offset by advances to employees.

                Cash provided by financing activities totaled $1,582,775 for the year ended December 31, 2001 compared to $1,862,158 for the year ended December 31, 2000. The net change in cash provided by financing activities is attributable to a decrease in borrowings partially offset by an increase in issuance of common stock and a decrease in dividends paid.

                For the year ended December 31, 2002, we have no plans for any major capital expenditures.

                Based on the current level of cash, the deficit in working capital and current level of expenditures in our business, it will be necessary to seek additional sources of funding over the next twelve months. Management is negotiating with its banks for more project finance to fund operations for the current year. However, without outside financing or the sale of stock the Company has insufficient resources to continue its business operation for the next twelve months. No assurance can be given that the Company will be able to obtain any financing or sell any of its shares.

       Cautionary Statements

                In addition to the other information in this Annual Report on Form 10-KSB, the following factors should be considered carefully in evaluating the Company.

                Demand for our products softens in a weakened economy. In a general economic downturn, our customers generally curtail information technology expenses. This can result in lower sales revenues and a lengthening of sales cycles during these periods. If we experience a decrease in demand for our products, we can't assure you that we will be able to cut costs quickly and effectively in response to decreased sales or increased returns.

               Our Quarterly and Annual Revenues. Expenses and Operating Results May Fluctuate Significantly. These fluctuations may be due to a number of factors, including:

          *    demand for our products;

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

                Intra-Quarter Fluctuations. Orders booked throughout a quarter may substantially impact product revenues in that quarter. Our sales also fluctuate throughout the quarter as a result of customer buying patterns. In addition, we base our expenses to a significant extent on our expectations of future revenues. Most of our expenses are fixed in the short term, and we may not be able to reduce spending quickly if our revenues are lower than we had projected. If our revenue levels do not meet our projections, we expect our operating results to be adversely and disproportionately affected.

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

                Limited Protection of Proprietary Technology: Risks of Infringement. Our success depends to a significant degree upon our software and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. We rely on a combination of copyright and trade secret law as well as contractual restrictions to protect our technology. However, we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If we litigated to enforce our rights, litigation would be expensive, would divert management resources and may not be adequate to protect our business. We also could be subject to claims alleging infringement of third-party intellectual property rights. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation , pay damages, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. As a result, claims against us could materially adversely affect our business.

                Risks Associated with Completed and Potential Acquisitions. We have made and may continue to make investments in complementary companies, technologies, services or products if we find appropriate opportunities. If we buy a company, we could have difficulty assimilating the personnel and operations of the acquired company. If we make other types of acquisitions, assimilating the technology, services or products into our operations could be difficult. Acquisitions can disrupt our ongoing business, distract management and other resources and make it difficult to maintain our standards, controls and procedures. We may not succeed in overcoming these risks or in any other problems we might encounter in connection with any future acquisitions. We may be required to incur debt or issue equity securities to pay for any future acquisitions. In addition, there can be no assurance that we will be able to successfully integrate our recent acquisition of Dalian Tongzhou or that we will be able to integrate the products and technology we acquired into our sales model or product offerings.

                Risks of Undetected Software Errors. Our software products are complex and may contain certain undetected errors, particularly when first introduced or when new versions or enhancements are released. We have previously discovered software errors in certain of our new products after their introduction. We cannot be certain that, despite our testing, such errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. Such undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance or claims against us by customers, all of which could materially adversely affect our business.

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

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               The following are the names, ages and positions held by each of our officers and directors:

        Name
       Director Since          Age              Title          Date of First Election or Appointment
       --------------          ---              -----          -------------------------------------

       Dr. Hongbing Lan        35    Chairman, Chief Executive
                                     Officer and Director                         2001
       Mr. Hongyu Lan          29    Chief Financial Officer
       Mr. Xinmin Gao          63    Director                                     2001
       Mr. Fa Ding Liu         39    Director                                     2001
       Mr. Daniel A. Norcross  28    Chief Marketing Officer                      2001

            The term of office of each director is one year, subject to removal by the shareholders, or until his successor is elected and qualified at our annual meeting of shareholders. The term of office for each officer is for one year, subject to removal by the Board of Directors, or until a successor is elected. None of our directors serves on the board of directors of any other listed company.

            Biographical Information

     Dr. Hongbing Lan. Dr. Hongbing Lan, Chairman, Chief Executive Officer and director received a doctorate degree in Automation Control from Wuhan HuaZhong Science University. In 1995, he established the State Information Center Software Laboratory. In 1996, Dr. Lan formed SiTech Hainan Co. Ltd. where he worked until 1999 when he formed eSoftBank Networks (Shenzhen) Co., Ltd.

     Mr. Daniel A. Norcross. Mr. Daniel Norcross joined the Company in May 2001 and serves as our Chief Marketing Officer and director. Prior to joining the Company, Mr. Norcross was employed by QwikQuote Development, Inc. as a Project Manager from 2000 to 2001. He also acted as a software developer in Atlantic Media Corporation from 1998 to 2000 and in Great Easter Reinsurance Inc. from 1997 to 1997. He the a Bachelor's degree of Computer in Williams College in 1997 and a Master's degree from Harvard University in 2000.

     Mr. Hongyu Lan. He joined the Company in 1998 and serves as our Chief Technical Officer. Prior to joining the Company, Mr. Lan was employed by Hainan Telecom from 1997 to 1998. From 1990 to 1997, he finished his bachelor and master study plan. Mr. Lan holds a Masters Degree in Computer Science from Huazhong University of Science and Technology. Mr. Hongyu Lan is the brother of Dr. Hongbing Lan.

     Mr. Xinmin Gao. Mr. Xinmin Gao was selected as a director of our Company in April 2001 and is the Chief Scientist of the Company. Prior to joining the Company, Mr. Gao was employed by China Information Association as the deputy Director from 2000. He also acted as the director of State Information Center of China for nearly 8 years from the year 1991.

     Mr. FaDing Liu. Mr. FaDing Liu was selected as a director of our Company in April 2001. Prior to joining the Company, Mr. Liu had been employed by New York Office, Nanfang Security Co., Ltd as the office manager for over 5 years.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of the Company's last completed fiscal year):

            Summary Compensation Table

                                                                      Long-Term Compensation
--------------------- ----------------------------------------------- --------------------------------------- ---------- -----------
                                                                                                             Payouts
                                   Annual Compensation                                Awards
--------------------- ----------------------------------------------- ------------ ------------ ------------- ---------- -----------
                                 Salary     Bonus(1)   Other Annual    Restricted   Securities   Securities    LTIP     All Other
 Name and Principal    Year                           Compensation     Stock        Underlying   Underlying             Compensation
      Position                                                         Awards       Options)     Options
--------------------- -------- ---------- ---------- ---------------- ------------ ------------ ------------- ---------- -----------

Dr. Hongbing Lan       1998      $10,200        0          0                0            0            0             0          0
Chairman, Chief        1999       11,800        0          0                0            0            0             0          0
Executive Officer      2000       14,200        0          0                0            0            0             0          0
and Director           2001       14,200        0          0                0            0            0             0          0


       Options /SAR Grants in Last Fiscal Year

            The Company has never granted options or stock appreciation rights.

       Bonuses and Deferred Compensation

            None

       Compensation Pursuant to Plans

            The Company does not have any compensation or option plans. Pension Plans

            Not applicable
       Other Compensation

              Warrants Guaranteed     Exercise Price            Term

Pacific
1-30-01           2,400,000                $3.00               1-31-00
1-30-02           1,600,000                $4.00               1-31-00
1-31-03           1,600,000                $5.00               1-31-00

     Directors who are not officers of the Company receive $2,000 per year as compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.01, held by each person who is believed to be the beneficial owner of 5% or more of the shares of the Company's common stock outstanding at March 22, 2002, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

       Title and    Name and Address of      Amount and Nature of
       Class        Beneficial Owner         Beneficial Ownership     Percent
      ------------  --------------------     ---------------------    --------
       Common       Dr. Hongbing Lan (1)(2)             4,193,660       29.13%
       Common       Pacific Winner Development          4,193,660       29.13%
                    Ltd. (1)(2)
       Common       World Concept Holding
                    2/F, Flat D & E, Cheong Ming
                    Bldg.
                    80-86 Argyle Street, Mongkok        1,120,800        7.78%
                    Kowloon, Hong Kong

       Common       Shenzhen Commercial Bank            1,020,000        7.09%
                    No. 1099, Shen Nan Zhonghu
                    Shenzhen Commercial Bank
                    Building
                    Shenzhen, PRC
       Common       Hunan Huayin Electric Power Co. Ltd 1,000,000        6.94%
                    No. 428, Shaoshanbei Road
                    Changsha, PRC

       Common       Greatime Management Corp            1,000,000        6.94%
                    2/F, Flat D&E, Cheong Ming Building
                    Kowloon, Hong Kong
       All officers and Directors, and as a Group
       (5 Person)                                       4,193,660        29.14%

       (1) Address for all persons and entities is 3/F, Block 2, Cyber City, South Hi-Tech Industrial Park, Shenzhen, P.R.China, 518057

       (2) Beneficially owned by Dr. Hongbing Lan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Name of related party              Existing relationship with the Company
       ---------------------              --------------------------------------

         National Communication Centre          Stockholder
         Hong Yu Lan                            Officer and brother of Dr. Hongbing Lan
         Dr. Hongbing Lan                       Director and stockholder
         Leasci Technologies Co., Ltd. (Leasci) Stockholder of a subsidiary
         Sitech Holding (Hainan)
           Company Limited                      Common ownership - Dr. Hongbing Lan


         Name of parties and                            2000             2001            2001
           nature of amounts (due to) due from           Rmb              Rmb             US$
           -----------------------------------      -------------   -------------    -------------

         National Communication Centre -
           Cash advance                                         -   (     33,271)    $(     4,009)
                                                    =============   ============     ============
         Dr. Hongbing Lan - Travel and trip
           expenses paid on behalf of the
           Company and cash advances                  (2,316,408)     (4,163,531)    $(   501,630)
                                                    =============   =============    =============
         Leasci - Cash advance                                  -   (    200,000)    $(    24,096)
                                                    =============   =============    =============
         Lan Hong Yu - Cash advance                             -   (    157,118)    $(    18,930)
                                                    =============   =============    =============


         The balance with Leasci is secured, interest bearing at 3% and repayable on demand.

         The balances with Dr. Hongbing Lan, National Communication Centre and Hong Yu Lan are unsecured, interest-free and repayable on demand.

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

(a) Exhibits


2.1* Exchange Agreement by and among Natural Way Technologies, Inc. and the shareholders of World Concept Development Limited

3.1* Amended and Restated Articles of Incorporation

3.2* Certificate of Decrease and Increase in Authorized Shares 3.3 Bylaws, as amended to date (1)

21.1* Subsidiaries of Registrant

*    As previously filed with the Form 10-KSB for year ended December 31, 2000

(b)  Reports on Form 8-K

1. Form 8-K dated November 13, 2001 reporting the change in the Company name from eSoftBank.com, Inc. to BroadenGate Systems, Inc. and the change in the Company trading symbol to ROG

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BroadenGate Systems, Inc.


                                          By: /s/ Dr. Hongbing Lan
                                              ---------------------------
                                               Dr. Hongbing Lan
                                               Chief Executive Officer


                                           By: /s/ Hongyu Lan
                                              ----------------------------
                                               Hongyu Lan
                                               Principal Accounting Officer


     Dated: April 19, 2002


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                Title                                         Date
    ------              -------                                      ---------
/s/ Hongbing Lan     Chairman, Chief Executive Officer           April 19, 2002
----------------

Dr. Hongbing Lan


/s/ Xinmin Gao       Director                                    April 19, 2002
--------------
Mr. Xinmin Gao


/s/ Fa Ding Liu      Director                                    April 19, 2002
---------------
Mr. Fa Ding Liu

                   Broadengate Systems, Inc. and Subsidiaries

                     Years Ended December 31, 2000 and 2001
================================================================================


                                 C o n t e n t s

                                                                         Pages

Independent Auditor's Report                                               1-2

Consolidated Balance Sheets                                                3-4

Consolidated Statements of Operations                                        5

Consolidated Statements of Stockholders' Equity (Deficit)                  6-7

Consolidated Statements of Cash Flows                                      8-9

Notes to Consolidated Financial Statements                               10-24

                          Independent Auditor's Report




Stockholders and the Board of Directors
Broadengate Systems, Inc. and Subsidiaries




We have audited the accompanying consolidated balance sheets of Broadengate Systems, Inc. and Subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadengate Systems, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

S/Blackman Kallick Bartelstein, LLP




Chicago, Illinois
January 29, 2002

                   Broadengate Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                           December 31, 2000 and 2001
================================================================================


                                     Assets

                                                      2000          2001           2001
                                                       Rmb           Rmb           US$
                                                   -----------   ----------    -----------

Current Assets
     Cash                                           3,221,718     7,995,053     $  963,259
     Accounts receivable                              640,900     3,192,662        384,658
     Deposits and other                             1,000,271       555,987         66,986
     Advances to employees                            427,395       389,008         46,869
     Costs and estimated earnings in excess of
       billings on uncompleted contracts              207,944             -              -
                                                   ----------   ------------   ------------

                  Total Current Assets              5,498,228    12,132,710      1,461,772
                                                   ----------   ------------   ------------



Noncurrent Assets
     Long-term investment                           2,800,000     2,800,000        337,349
     Product development costs, net                   852,995             -              -
     Fixed assets                                   2,929,976     2,432,328        293,052
     Other                                            265,068             -              -
     Advances to employees                                  -       326,000         39,277
     Intangibles                                            -     1,508,106        181,700
                                                  ------------  ------------   ------------

                  Total Noncurrent Assets           6,848,039     7,066,434        851,378
                                                  ------------  ------------   ------------
                  Total Assets                     12,346,267    19,199,144    $ 2,313,150
                                                  ============  ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Liabilities and Stockholders' Deficit

                                                                2000           2001           2001
                                                                 Rmb            Rmb            US$
                                                             ------------   -----------     ----------

Current Liabilities
     Short-term borrowings - Bank                              16,000,000    24,000,000    $   2,891,566
     Accounts payable                                             159,900             -                -
     Accrued expenses
         Salaries, wages and other compensation                   669,171       337,048           40,608
         Employee fringe benefits                                 635,988     1,539,271          185,454
         Taxes                                                    355,713        17,458            2,104
         Other                                                  1,588,513     1,183,523          142,593
     Customer deposits                                             41,000        15,000            1,807
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                           57,890             -                -
     Due to directors                                           2,316,408     4,163,531          501,630
     Due to related parties                                             -       390,919           47,099
                                                             ------------   ------------     ------------
                  Total Current Liabilities                    21,824,583    31,646,750        3,812,861
                                                             ------------   ------------     ------------


Minority Interest                                                 261,925            -                -
                                                             ------------   ------------     ------------


Stockholders' Equity (Deficit)
     Common stock, par value US$0.001; issued
       and outstanding - 14,393,000 shares and
       12,920,000 shares as of December 31, 2001 and
       2000, respectively                                        107,236       119,462           14,393
     Additional paid-in capital                               52,715,431    57,969,605        6,984,290
     Subscription receivable                                           -      (767,411)         (92,459)
     Reserve funds                                               347,148       347,148           41,825
     Accumulated deficit                                     (62,910,056)  (70,116,410)      (8,447,760)
                                                           --------------  -------------    -------------

                  Total Stockholders' Deficit                 (9,740,241)  (12,447,606)      (1,499,711)
                                                           --------------  -------------    -------------

                  Total Liabilities and Stockholders'
                    Deficit                                   12,346,267    19,199,144     $  2,313,150
                                                           ==============  =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   Broadengate Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                     Years Ended December 31, 2000 and 2001

================================================================================

                                                  2000              2001               2001
                                                   Rmb               Rmb               US$
                                              ------------      -------------      ------------

Revenue                                        9,463,849         10,210,749       $ 1,230,211

Cost of Sales                                 (5,045,379)        (6,341,176)         (763,997)
                                             -------------      -------------      -----------

Gross Profit                                   4,418,470          3,869,573           466,214

Selling and Administrative Expenses          (16,406,295)       (10,447,304)       (1,258,711)

Abandonment of Product Development                     -           (545,902)          (65,772)
                                             -------------      -------------      -----------

Loss from Operations                         (11,987,825)        (7,123,633)         (858,269)
                                            --------------      -------------      -----------

Other Expense (Income)
     Interest expense                            497,640          1,057,202           127,374
     Other income, net                          (255,304)          (807,121)          (97,244)
                                            --------------      --------------     -----------

              Total Other Expense, Net           242,336            250,081            30,130
                                            --------------      --------------     -----------

Loss before Income Taxes                     (12,230,161)        (7,373,714)         (888,399)

Income Taxes                                     499,561                  -                 -
                                            --------------      --------------     -----------

Loss before Minority Interest                (12,729,722)        (7,373,714)         (888,399)

Minority Interest in Loss                     (2,759,393)          (167,360)          (20,164)
                                           ---------------      --------------     -----------

Net Loss                                      (9,970,329)        (7,206,354)      $  (868,235)


Loss per Share - Basic and Diluted                  (.78)              (.53)      $      (.06)



Weighted Average Common Shares
  Outstanding - Basic and Diluted             12,845,699         13,712,979        13,712,979




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   Broadengate Systems, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity (Deficit)

                     Years Ended December 31, 2000 and 2001

================================================================================

                                            Common Stock           Series A Convertible                Common Stock
                                              Par Value               and Redeemable                     Par Value
                                              US $1.00                Preferred Stock                    US $0.001
                                       ----------------------     ---------------------     --------------------------------
                                           No.                       No.                        No.
                                           of         Amount       of Amount      of          Amount
                                         Shares         Rmb        Shares         Rmb         Shares               Rmb
                                       ---------    ---------     --------     --------     -------------     -------------

Balance as of January 1, 2000              1,000        8,300            -            -                 -                 -

Reclassification of Reserve Funds              -            -            -            -                 -                 -

Effect of Merger                          (1,000)      (8,300)         600            5        17,500,000           145,320

One for Five Reverse Stock Split               -            -            -            -       (14,000,000)         (116,270)

Issuance of Common Stock                       -            -            -            -         9,300,000            77,190

Conversion of Preferred Stock                  -            -         (600)          (5)          120,000               996

Assumption of Liabilities by
  Stockholder Contributed to Capital           -            -            -            -                 -                 -

Net Loss                                       -            -            -            -                 -                 -

Deemed Dividends                               -            -            -            -                 -                 -
                                       ---------    ---------     --------     --------     -------------     -------------

Balance as of December 31, 2000                -            -            -            -        12,920,000           107,236

Issuance of Common Stock                       -            -            -            -         1,473,000            12,226

Net Loss                                       -            -            -            -                 -                 -
                                       ---------    ---------     --------     --------     -------------     -------------

Balance as of December 31, 2001                -            -            -            -        14,393,000           119,462


               The accompanying notes are an integral part of the
                       consolidated financial statements.


    Additional                                 Retained Earnings
    Paid-in              Subscription          (Accumulated             Reserve
    Capital              Receivable             Deficit)                Funds         Total
      Rmb                    Rmb                    Rmb                 Rmb            Rmb
 ------------------     ---------------        ------------------    -------------  ------------


      1,209,012                    -                 1,462,034           306,386      2,985,732

              -                    -                   (40,762)           40,762              -

     51,383,974                    -               (51,520,999)                -              -

        116,270                    -                         -                 -              -

        (77,190)                   -                         -                 -              -

           (991)                   -                         -                 -              -


         84,356                    -                         -                 -         84,356

              -                                     (9,970,329)                -     (9,970,329)

              -                    -                (2,840,000)                -     (2,840,000)
 --------------     ----------------            ----------------    -------------  -------------

     52,715,431                    -               (62,910,056)          347,148     (9,740,241)

      5,254,174             (767,411)                        -                 -      4,498,989

              -                    -                (7,206,354)                -     (7,206,354)
 --------------     ----------------            ----------------    -------------  -------------

     57,969,605             (767,411)              (70,116,410)          347,148    (12,447,606)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   Broadengate Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 2000 and 2001

================================================================================

                                                            2000            2001          2001
                                                             Rmb            Rmb           US$
                                                         -----------     ----------    ----------

Cash Flows from Operating Activities
     Net loss                                             (9,970,329)   (7,206,354)   $  (868,235)
                                                         ------------  -------------   -----------
     Adjustments to reconcile net loss to
       to net cash used in operating activities
         Depreciation                                        400,808       688,579         82,961
         Amortization of product development costs
           and intangibles                                   327,049       448,437         54,028
         Abandonment of product development                        -       545,902         65,772
         Provision for losses on receivables -
           Customers                                       1,675,881       958,959        115,537
         Minority interest                                (2,759,393)     (167,360)       (20,164)
         (Increase) decrease in
              Accounts receivable                           (302,451)   (3,330,421)      (401,256)
              Deposits and other                            (217,984)      325,404         39,205
              Other                                                -       375,987         45,300
              Costs and estimated earnings in
                excess of billings on uncompleted
                projects                                    (207,944)      207,944         25,053
         Increase (decrease) in
              Accounts payable and accrued expenses        2,434,138      (878,485)      (105,841)
              Customer deposits                              (64,098)      (26,000)        (3,132)
              Billings in excess of costs and
                estimated earnings on uncompleted
                contracts                                     57,890       (57,890)        (6,975)
                                                         -------------  -----------    ------------

                  Total Adjustments                        1,343,896      (908,944)      (109,512)
                                                         -------------  -----------    ------------

                  Net Cash Used in Operating
                    Activities                            (8,626,433)   (8,115,298)      (977,747)
                                                         -------------  -----------    ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   Broadengate Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 2000 and 2001

================================================================================


                                                      2000          2001           2001
                                                       Rmb           Rmb            US$
                                                   -----------   ----------     -----------

Cash Flows from Investing Activities
     Capital expenditures                           (2,571,251)     (16,792)    $   (2,023)
     Capitalized expenditures for product
       development costs                              (357,772)           -              -
     Purchase of long-term investment               (2,800,000)           -              -
     Net repayments from stockholders                1,485,426            -              -
     Repayment of (advances to) employees                6,483     (286,218)       (34,484)
     Cash from Dalian acquisition                            -       54,612          6,580
                                                   ------------ ------------     -----------

                  Net Cash Used in
                    Investing Activities            (4,237,114)    (248,398)       (29,927)
                                                   ------------ ------------     -----------

Cash Flows from Financing Activities
     Net short-term borrowings                      16,000,000    8,000,000        963,856
     Issuance of common stock                                -    3,098,989        373,372
     Net borrowings from directors
       and related parties                           2,055,914    2,038,042        245,547
     Initial investment of minority stockholder        240,000            -              -
     Dividends                                      (2,840,000)           -              -
                                                   ------------ ------------     -----------

                  Net Cash Provided by
                    Financing Activities            15,455,914   13,137,031      1,582,775
                                                   ------------ ------------     -----------

Net Increase in Cash                                 2,592,367    4,773,335        575,101

Cash, Beginning of Year                                629,351    3,221,718        388,158
                                                   ------------ ------------     -----------

Cash, End of Year                                    3,221,718    7,995,053     $  963,259
                                                   ============ ============     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   Broadengate Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 2001

================================================================================


1.       Organization and Principal Activities

         Broadengate Systems, Inc. (formerly known as eSoftBank.com, Inc.) and Subsidiaries (the "Company") is incorporated under the laws of the State of Nevada, in the United States of America. The parent company's principal business activity is a 100% investment in World Concept Development Limited (World), primarily a holding company for investments in operating companies. World is incorporated under the laws of the British Virgin Islands. The Company is a software designer and markets both packaged and custom-designed Internet related software applications. Custom-designed applications represent the primary source of the Company's revenue.

         The consolidated financial statements include the accounts of the Company, World and its wholly owned subsidiary eSoftBank Networks (Shenzhen) Co. Ltd. (Shenzhen) and its majority owned subsidiaries eSoftBank (Beijing) Software Systems Co. Ltd. (Beijing) (80% owned), SiTech Hainan Limited (SiTech) (52.38% owned) and Dalian Tong Zhou Computer Limited (Dalian) (70% owned) as more fully described below. All material intercompany balances and transactions have been eliminated on consolidation.

         On March 31, 2000, Natural Way Technologies, Inc. (Natural Way) entered into an Exchange agreement (the Exchange) with World, an independent third party. In accordance with the Exchange, Natural Way acquired 100% of the issued and outstanding shares of World in exchange for 9,300,000 post-reverse split shares of Natural Way. Prior to closing, Natural Way affected a one for five reverse stock split and changed the name of the Company to eSoftBank.com, Inc. and Subsidiaries. In addition, Natural Way issued warrants to two parties for future purchases of common stock in the Company. See Note 8.

         The Exchange has been accounted for using the purchase method of accounting as a reverse acquisition, whereby the company issuing its shares to effect the business combination is determined to be the acquiree in the business combination. A reverse acquisition occurs when the stockholders that retain the majority voting interest in the combined entity are presumed to be the acquirer. In the current Exchange, the existing stockholders of Natural Way will retain a 27% voting interest in the combined entity on completion of the Exchange. Accordingly, World is deemed to be the acquirer and the assets of Natural Way were required to be fair valued at acquisition. As Natural Way had no assets, as of the date of the Exchange, no fair value adjustment was required. The historical financial information prior to the Exchange is that of World and subsidiaries.

         World, then a development stage enterprise, was incorporated on October 27, 1999, in the British Virgin Islands. World incorporated its wholly owned subsidiary Shenzhen on December 30, 1999, in the Peoples' Republic of China (PRC). World and Shenzhen were incorporated to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign, private or publicly held business.

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

         On February 21, 2000, Shenzhen also acquired 80% of the newly issued and outstanding stock of Beijing, a PRC company, from Holdings for an initial capital investment of approximately $116,000. The remaining 20% of Beijing is owned by Mr. Lan Hong Yu, the brother of Dr. Hongbing Lan.

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

         On October 14, 2001, Shenzhen acquired 70% of the outstanding capital of Dalian, an unrelated PRC company, in exchange for 307,000 shares of the Company valued at $.55 per share or approximately $168,675. Dalian is a software company in Northeastern China focusing on project management software and system integration. This acquisition was accounted for as a purchase in accordance with the SFAS No. 141, "Business Combinations." The accompanying statement of operations includes the activity of Dalian from the purchase date through December 31, 2001.


2.       Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of Rmb 9,970,329 and Rmb 7,206,354 during the years ended December 31, 2000 and 2001, and has an accumulated deficit of Rmb 62,910,056 and Rmb 70,116,410 as of December 31, 2000 and 2001.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and
         (c) ultimately sustain profitability. Management's plan to continue as a going concern relies heavily on returning to profitability in 2002. This return to profitability is based upon expense control, cost reductions, and increased revenue growth. Management may also seek additional funding sources should the need arise. There is no assurance that management's plans will be successful or, if successful, that they will result in the Company continuing as a going concern.


         3.                Summary of Significant Accounting Policies

         (a)  Cash

              Substantially all of the Company's cash is held at Shenzhen Commercial Bank as of December 31, 2001. The Company believes it is not exposed to any significant credit risk on cash.

(b)      Fixed assets and depreciation

              Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is calculated on the straight-line basis to write off the costs less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                           Land lease rights                          1.5%
                           Leasehold improvements                      20%
                           Furniture and office equipment              20%
                           Automobiles                                 20%
                           Computer equipment                          20%

              Land lease rights in the PRC are stated at cost less accumulated amortization. Amortization of land lease rights is calculated on the straight-line basis over the lesser of their estimated useful life or the lease term. The principal annual rate used for this purpose is 1.5%.

         (c)  Product development costs

              The Company capitalizes costs incurred for the production of computer software developed for sale to outside parties. Capitalized costs include direct labor and related overhead for software produced by the Company. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available for sale. Amortization, a cost of revenue, is provided on a product-by-product basis, using the straight-line method over three years, commencing the month after the date of product release. Annually, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. During 2001, the Company decided to no longer support this software developed for sale and the remaining capitalized costs were written off. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

              Capitalized product development costs consist of the following:

                                              2000             2001            2001
                                               Rmb              Rmb             US$
                                          -------------   -------------    -------------

              Balance, beginning of year      822,272         852,995    $     102,770
              Costs capitalized               357,772          28,799            3,471
              Costs amortized                (327,049)       (335,892)         (40,469)
              Costs abandoned                       -        (545,902)         (65,772)
                                          -------------   -------------    -------------

              Balance, end of year            852,995               -    $           -


              The accumulated amortization of product development costs related to the production of computer software totalled Rmb 0 and Rmb 543,971 as of December 31, 2001 and 2000, respectively.

              Included in selling and administrative expenses are research and development costs totalling Rmb 1,719,794 and Rmb 1,113,761 in the years ended December 31, 2001 and 2000, respectively.

         (d)  Intangibles

              The cost of an acquired customer list and software is being amortized over three years, using the straight-line method.

(e)  Employee fringe benefits

     All companies registered in the PRC must appropriate the following percentage of staff salary for employee fringe benefits: 14% for staff welfare, 2% for labor union fees and 1.5% for the education fund. The accrued benefit is decreased by actual cash payments.

(f)  Revenue recognition

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

(g)  Income taxes

     Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109.

(h)  Management estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i)  Advertising

     Advertising is expensed the first time the advertising takes place. Advertising expense was Rmb 166,231 and Rmb 3,171,852 for 2001 and 2000, respectively.

(j)  Foreign currency translation

     Foreign currency transactions denominated in foreign currencies are translated into Renminbi (Rmb) at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are translated into Rmb at the applicable rate of exchange at the balance sheets date. The resulting exchange gains or losses are credited or charged to the statements of income.

     Translation of amounts from Rmb into United States dollars (US$) for the convenience of the reader has been made at the unified exchange rate (see
     Note 14) on December 31, 2001 of US$ 1.00: Rmb 8.30. No representation is made that the Rmb amounts could have been or could be converted into US$ at that rate on the above dates or at any other date.

(k)  Fair value of financial instruments

     The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable approximate their fair values as of December 31, 2001 and 2000 because of the relatively short-term maturity of these instruments. The fair value of the Company's related party receivables and payables cannot be determined due to the nature of the transactions.

(l)  Related party

     A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

(m)  Earnings per share

     Basic and diluted net earnings (loss) per share were computed in accordance with SFAS No. 128, "Earnings per Share." Basic net earnings per share is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible debentures. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options and the if converted method to compute the dilutive effect of convertible debentures.

     The 9,300,000 shares issued as consideration for the reverse merger are considered outstanding for all periods presented.

(n)  New accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheets and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 as amended has not had and will not have a significant effect on its financial statements.

     On December 3, 1999,  the SEC issued Staff  Accounting  Bulleting  101 (SAB
     101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the SEC's interpretations of the application of accounting principles generally accepted in the United States of America to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released on June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000, plus an adjustment of the statement of operations for the three months ended in the quarter of adoption.

     The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that the adoption of its provisions was not material to its annual or quarterly results of operations.

3.   Summary of Significant Accounting Policies

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for acquisitions after June 30, 2001 and for years beginning after December 15, 2001, respectively. Under the new rules, goodwill and certain other intangible assets will no longer be amortized, but will be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The pooling of interests method is no longer permitted for business combinations after June 30, 2001. See Note 1 regarding the company's October 14, 2001 acquisition. Early adoption of SFAS No. 142 is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued prior to the adoption. The Company is not required to adopt this new standard until its fiscal year ended December 31, 2002. Based upon management's preliminary analysis, no impairment of goodwill under the new SFAS No. 142 is expected.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Requirement Obligations," effective for the years beginning after June 15, 2002. Under this standard asset retirement obligations will be recognized at a discounted fair value basis and capitalized and allocated to expense over the asset's useful life. The Company does not expect that adoption of SFAS No. 143 will have a material impact on its consolidated financial position or results of operation.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. the new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing. Adoption is required for fiscal years beginning after December 15, 2001. Based upon management's preliminary analysis, the Company does not expect any material implications for the Company's financial statements.

4.   Taxation

     The Company is subject to PRC business tax at the applicable effective tax rate (5% for both 2001 and 2000) for income derived from services rendered.

     The Company enjoyed profits tax exemptions for two years from 1997 which was the first adjusted-for-tax profitable year and a 50% reduction on the standard tax rate of 15% for the three consecutive years in accordance with provincial and national regulations on certain industries. In addition, the income earned from providing high-technology service by the Company has been deemed business tax exempt by the PRC. This is determined on a project-by-project basis.

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


5.   Fixed Assets

                                                     2000           2001            2001
                                                      Rmb            Rmb             US$
                                                  ------------   -----------    -------------

         Cost
             Land lease rights                      211,225         211,225    $      25,449
             Leasehold improvements                 330,865         564,665           68,032
             Furniture and office equipment         683,411         709,009           85,423
             Automobiles                            662,173       1,045,126          125,919
             Computer equipment                   2,075,105       2,523,670          304,057
                                               ------------   -------------    -------------

                                                  3,962,779       5,053,695          608,880
                                               ------------   -------------    -------------

         Less:  Accumulated Depreciation and
                    Amortization
             Land lease rights                       18,390          21,543            2,596
             Leasehold improvements                  21,396         280,417           33,785
             Furniture and fixtures                 286,184         444,715           53,580
             Automobiles                             95,800         514,687           62,011
             Computer equipment                     611,033       1,360,005          163,856
                                               ------------   -------------    -------------

                                                  1,032,803       2,621,367          315,828
                                               ------------   -------------    -------------

         Net book value                           2,929,976       2,432,328    $     293,052


     The land lease rights are held in the PRC for 67 years from March 1, 1995.

6.   Costs and Estimated Earnings on Uncompleted Contracts

                                                                 2000         2001            2001
                                                                  Rmb          Rmb             US$
                                                             -------------  -----------    ---------


         Costs incurred on uncompleted contracts                   676,313            -    $        -
         Estimated earnings                                        710,291            -             -
                                                             -------------   ----------    ----------

                                                                 1,386,604            -             -

         Less billings to date                                  (1,236,550)           -             -
                                                             -------------   ----------    ----------

                                                                   150,054            -    $        -

         Included  in  the  accompanying  balance  sheets
         under  the  following captions:
             Costs and estimated earnings in
                excess of billings on uncompleted
                contracts                                          207,944            -    $        -
             Billings in excess of costs and
                estimated earnings on uncompleted
                contracts                                          (57,890)           -             -
                                                             -------------   ----------    ----------

                                                                   150,054            -    $        -
                                                             =============   ==========    ==========

7.       Intangibles

         Intangible assets consist of the following:

                                                       2000             2001            2001
                                                        Rmb              Rmb             US$
                                                   -------------   -------------    -------------

         Customer list                                         -         859,651    $     103,572
         Acquired software                                     -         761,000           91,687
                                                   -------------   -------------    -------------

                                                               -       1,620,651          195,259

         Less accumulated amortization                         -         112,545           13,559
                                                   -------------   -------------    -------------

                                                               -       1,508,106    $     181,700


8.       Short-Term Borrowings - Bank

         As of December 31, 2000, the Company was obligated under a line of credit with Shenzhen Commercial Bank for Rmb 16,000,000. Borrowings under this line of credit bear interest at 5.36% and are secured by 3,193,660 shares of stock in the Company owned by Dr. Hongbing Lan. As of December 31, 2000, no additional borrowings were available on this line of credit. The agreement expires on May 29, 2002, but it is management's expectation that this agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

         During December of 2001, the Company obtained another line of credit with Shenzhen Commercial Bank for Rmb 8,000,000 for one month bearing interest at 6.138% per annum. The borrowing was fully settled in January 2002.


9.       Warrants

         In connection with the Exchange agreement between Natural Way and World, Natural Way issued stock warrants to Pacific Winner Development Limited (Pacific), owned by Dr. Hongbing Lan, and World Concept Holding Limited (World Holding), an unrelated third party, for the purchase of shares of common stock in the Company for the following terms:


                              Warrants         Exercise
                               Granted           Price               Term
                           --------------   -------------   --------------------

         Pacific              2,400,000       $3.00           1/31/00 - 1/30/01
                              1,600,000       $4.00           1/31/01 - 1/31/02
                              1,600,000       $5.00           1/31/02 - 1/31/03

         World Holding          600,000       $3.00           1/31/00 - 1/31/01
                                400,000       $4.00           1/31/01 - 1/31/02
                                400,000       $5.00           1/31/02 - 1/31/03

10.      Related Party Balances and Transactions

         Name of related party                             Existing relationship with the Company
         -----------------------------------         -----------------------------------------------

         National Communication Centre                  Stockholder

         Hong Yu Lan                                    Officer and brother of Dr. Hongbing Lan

         Dr. Hongbing Lan                               Director and stockholder

         Leasci Technologies Co., Ltd. (Leasci)         Stockholder of a subsidiary

         Sitech Holding (Hainan)
           Company Limited                              Common ownership - Dr. Hongbing Lan

         Name of parties and                                2000             2001            2001
           nature of amounts (due to) due from               Rmb              Rmb             US$
           -----------------------------------          -------------   -------------    -------------

         National Communication Centre -
           Cash advance                                             -   (     33,271)    $(     4,009)
                                                        =============   ============     ============

         Dr. Hongbing Lan - Travel and trip
           expenses paid on behalf of the
           Company and cash advances                      (2,316,408)     (4,163,531)    $(   501,630)
                                                        =============   =============    =============

         Leasci - Cash advance                                      -   (    200,000)    $(    24,096)
                                                        =============   =============    =============

         Lan Hong Yu - Cash advance                                 -   (    157,118)    $(    18,930)
                                                        =============   =============    =============

         The balance with Leasci is secured, interest bearing at 3% and repayable on demand.

         The balances with Dr. Hongbing Lan, National Communication Centre and Hong Yu Lan are unsecured, interest-free and repayable on demand.

11.      Operating Leases

         The Company has entered into leases for its office and production facilities. The leases are with unrelated third parties. Total rental expense for all operating leases, except those with terms of one month or less that were not renewed, were Rmb 1,231,779 and Rmb 1,032,545 for 2001 and 2000, respectively.

         The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2001:

                             Year ending December 31:
                                                     2002            924,279
                                                     2003            676,485
                                                     2004            446,188
                                                     2005            161,040
                                                                     -------

                           Total minimum payments required         2,207,992


12.      Reserve Funds

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


13.      Major Customers

         For the year ended December 31, 2001, sales to two major customers amounted to more than 10% of total sales. The amount of revenue from each customer was Rmb 4,744,383 and Rmb 2,869,129.

         For the year ended December 31, 2000, sales to a major customer amounted to more than 10% of total sales. The amount of revenue from the customer was Rmb 5,985,185. The receivable balances for major customers as of December 31, 2001 and 2000 were Rmb 2,638,000 and Rmb 0, respectively.

14.      Operating Risks

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

15.      Supplemental Disclosures of Cash Flow Information

                                           2000         2001           2001
                                            Rmb          Rmb            US$
                                         ---------    -----------   -----------

             Cash payments of taxes        599,749              -   $         -
             Cash payments of interest     497,640      1,072,400       129,205

         On October 14, 2001, Shenzhen acquired a 70% interest in Dalian in exchange for 307,000 shares of the Company. As a result, the following noncash transaction was recorded:

                                                                      Rmb
                                                              -----------------

                            Cash                                    54,612
                            Accounts receivable                        300
                            Deposits and other                      61,120
                            Advances to employees                    1,395
                            Product development costs               28,799
                            Fixed assets                           285,058
                            Intangibles                          1,620,651
                            Accrued expenses                      (546,500)
                            Due to related party                  (200,000)
                            Minority interest                       94,565
                            Common stock                            (2,548)
                            Additional paid-in capital          (1,397,452)
                                                              -------------

                            Total                                        -

16.      Reclassification

         For    comparability,    the   2000   financial    statements   reflect
         reclassifications   where  appropriate  to  conform  to  the  financial
         statement presentation used in 2001.