Form 10QSB
period 2002-03-31
BROADENGATE  SYSTEMS INC
filed 2002-05-15
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                         Commission file number 1-12293

                            BROADENGATE SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           87-0394313
---------------------------                  -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            3/F, Block 2, Cyber City, South Hi-tech Industrial Park,
                          Shenzhen, Guangdong Province
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               011-86-755-671-6656
                -----------------------------------------------
                (Issuer's Telephone Number, including Area Code)


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

Yes [X]  No [_]

As of May 13, 2002, 14,393,000 shares of our common stock, $.001 par value were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $3,875,749.

                                      Index

                      ESOFTBANK.COM, INC. and Subsidiaries

                                                                        Page No.

                          Part I. Financial Information

Item. 1 Financial Statements (Unaudited)

         Condensed consolidated statements of operations -
         Three months ended March 31, 2002 and 2001                           3

         Condensed consolidated balance sheets - March 31, 2002 and
         December 31, 2001                                                    4

         Condensed consolidated statements of cash flows - Three
         months ended March 31, 2002 and 2001                                 6

         Condensed consolidated statements of shareholders equity             8

Notes to consolidated financial statements - June 30, 2001                    9

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

                           Part II. Other Information

Item 1. Legal Proceedings                                                    13

Item 2. Changes in Securities                                                13

Item 3. Defaults Upon Senior Securities                                      13

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 5. Other Information                                                    13

Item 6. Exhibits and Reports on Form 8-K                                     13

Signatures                                                                   14

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements




                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (Unaudited)


                                         2002              2002             2001
                                     ------------      ------------     ------------
                                          Rmb              Rmb                US$

REVENUE                                2,117,926        2,284,122       $  275,195
COST OF SALES                         (1,443,985)      (1,689,807)        (203,591)
                                     ------------      ------------     ------------
GROSS PROFIT (LOSS)                      673,941          594,315           71,604
SELLING AND ADMINISTRATIVE
   EXPENSES                           (2,818,282)      (1,974,563)        (237,899)

                                    ------------      ------------      -----------
INCOME (LOSS) FROM OPERATIONS         (2,144,341)      (1,380,248)        (166,295)
OTHER INCOME(EXPENSE)
   INTEREST EXPENSE                     (256,864)        (259,422)         (31,256)
   DIVIDEND INCOME                             -          493,753           59,488
   OTHER INCOME,NET                      161,535           11,060            1,333
                                    -------------     ------------      ------------
    TOTAL OTHER INCOME(EXPENSE), NET     (95,329)         245,391           29,565
                                    -------------     ------------      ------------
INCOME (LOSS) BEFORE TAXES            (2,239,670)      (1,134,857)        (136,730)

INCOME TAXES                              12,979               -                 -
                                    ------------      ------------      ------------
INCOME (LOSS) BEFORE
    MINORITY INTEREST                (2,252,649)      (1,134,857)         (136,730)
MINORITY INTEREST IN LOSS              (179,335)               -                 -
                                    ------------      ------------      ------------


NET INCOME (LOSS)                    (2,431,984)      (1,134,857)         (136,730)
                                    ============      ============      ============
INCOME (LOSS) PER SHARE                   (0.19)          (0.079)       $  (0.0095)
                                    ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                     12,920,000       14,393,000        14,393,000
                                    ============     ============       ============

   The accompanying notes are an integral part of the consolidated financial statements.

                   BROADENGATE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND MARCH 31, 2002
                                   (Unaudited)



                                             2001         2002           2002
                                             Rmb          Rmb            US$
                                         -----------   -----------    ----------
ASSETS
CURRENT ASSETS
Cash                                     7,995,053       142,107     $   17,121
Accounts receivable                      3,192,662     4,144,842        499,379
Deposits and other                         555,987       318,959         38,429
Advances to employees                      389,008       415,478         50,058
Costs and estimated earnings in excess
   of billings on uncompleted contracts    319,444       38,487
                                        -----------    -----------    ----------
 TOTAL CURRENT ASSETS                   12,132,710     5,340,830      643,474
                                        -----------    -----------    ----------
NONCURRENT ASSETS
Long-term investment                     2,800,000     2,800,000      337,349
Fixed assets                             2,432,328     2,360,968      284,454
Advances to employees                      326,000       356,185       42,914
Intangibles                              1,508,106     1,373,052      165,428
                                        -----------    -----------    ----------
 TOTAL NONCURRENT ASSETS                 7,066,434     6,890,205      830,145
                                        -----------    -----------    ----------
    TOTAL ASSETS                        19,199,144    12,231,035    1,473,619
                                        ===========    ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings-bank            24,000,000    16,000,000   $1,927,711
  Accounts payable                               -        18,706        2,254
  Accrued expenses
     Salaries, wages and other compensation337,048       569,845       68,656
     Employee fringe benefits            1,539,271     1,607,521      193,677
     Taxes                                  17,458        50,147        6,042
     Other                               1,183,523     1,386,700      167,072
  Customer deposits                         15,000        38,327        4,618
  Due to directors                       4,163,531     4,091,039      492,896
  Due to related parties                   390,919       502,012       60,483
  Due to employees                               -       246,616       29,712
  Billings in excess of costs and estimated
    earnings on uncompleted contracts            -       535,174       64,479
                                       -----------    -----------    -----------
 TOTAL CURRENT LIABILITIES              31,646,750    25,046,087    3,017,600
                                       -----------    -----------    -----------
MINORITY INTEREST                                -             -            -
                                       -----------    -----------    -----------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, par value US$0.001;issued
     and outstanding-14,393,000 shares as
     of December 31,2001 and March
     31,2002                               119,462      119,462        14,393
  Additional paid-in capital            57,969,605   57,969,605     6,984,290
  Subscription receivable                 (767,411)           -             -

  Reserve funds                            347,148      347,148        41,825
  Foreign currency translation                                -             -
  Accumulated deficit                  (70,116,410) (71,251,267)   (8,584,489)
                                       -----------    -----------    -----------

  TOTAL SHAREHOLDERS' EQUITY  (DEFICIT)
                                      (12,447,606)  (12,815,052)   (1,543,981)
                                       -----------   -----------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                      19,199,144    12,231,035     1,473,619
                                       ===========   ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (Unaudited)


                                                   2001             2002               2002
                                                   Rmb               Rmb               US$
                                                -----------       -----------       -----------

Cash Flows from Operating Activities
Net loss                                        (2,431,984)       1,134,857          (136,730)
                                                -----------       ----------        -----------
Adjustments to reconcile net loss to net cash
Used in operating activities:
  Depreciation                                     147,340          247,110            29,772
  Amortization of product development costs
                                                    98,136                -                 -
  Amortization of Intangible assets                      -          135,054            16,272
  Provision for losses on receivables - Customers
                                                   265,089                -                 -
  Minority interest                                179,335                -                 -
  (Increase) decrease in
      Accounts receivable                       (1,265,554)      (1,140,580)         (137,419)
      Deposits and other                           353,710           67,028             8,076
      Costs and estimated earnings in excess of
           billings on uncompleted contracts      (107,740)        (319,444)          (38,487)

  Increase (decrease) in
       Accounts payable and accrued expenses       390,463          555,619            66,942
       Customer deposits                           (11,000)          23,327             2,811
      Billings in excess of costs and estimated
        earnings on uncompleted contracts          258,122          535,174            64,478
                                                -----------      -----------       -----------
  Total Adjustments                                307,901          103,288            12,445
                                                -----------      -----------       -----------
 Net Cash Used in Operating Activities          (2,124,083)      (1,031,569)         (124,285)
                                                -----------      -----------       -----------
 Cash Flows from Investing Activities
  Capital expenditures                              (2,000)          (5,750)             (693)
  Capitalized expenditures for
       product development costs                   169,964                -                 -
  Advances to employees                            (34,304)         (56,655)           (6,826)
 Initial Investment of minority shareholder         95,352                -                 -
                                                 -----------     -----------       -----------
Net Cash Used in Investing
  Activities                                      (301,620)         (62,405)           (7,519)
                                                 -----------     -----------       -----------
Cash Flows from Financing Activities
  Net borrowings from SiTech Holding               200,000                -
  Net short-term borrowings                              -       (8,000,000)         (963,855)
  Net borrowings from director                     571,373                -
  Proceeds from subscription receivable                  -          767,411            92,459
  Net borrowings from employees                          -          246,616            29,712
  Net borrowings from a director                         -          115,908            13,965
  Net borrowings from related parties                    -          111,093            13,385
                                                 -----------     -----------       -----------
   Net Cash Provided by (Used in)
        Financing Activities                       771,393       (6,758,972)         (814,334)
                                                 -----------     -----------       -----------


 Net Decrease in Cash                           (1,654,310)      (7,852,946)         (946,138)
 Cash, Beginning of Period                       3,221,718        7,995,053           963,259
                                                 -----------     -----------       -----------
 Cash, End of Period                             1,567,408          142,107            17,121
                                                 ===========     ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

BROADENGATE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholder's Equity
Three Months Ended March 31, 2001 and 2002

                                                                                            Retained
                                 Common Stock            Additional     Subscription        Earnings        Reserve       Total
                                                          Paid in                         (Accumulated
                                                          Capital                           Deficit)         Funds
                          No. of Shares   Amount Rmb        Rmb        Receivable Rmb         Rmb             Rmb          Rmb
                         --------------  -----------    ------------   ---------------     -----------      -------      --------

Balance as of January1,
2002                       14,393,000      119,462      57,969,605        (767,411)      (70,116,410)      347,148    (12,447,606)

Net Loss                                                                                  (1,134,857)                  (1,134,857)

Proceeds from
subscription receivable                                                                                                   767,411
                           14,393,000      119,462      57,969,605          767,411      (71,251,267)      347,148    (12,815,052)

                   BROADENGATE SYSTEMS, INC. AND SUBSIDIARIES

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

The Company believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31,2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited financial statements and related notes included in the Company's 2001 Form 10-KSB.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31,2001.

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

The Exchange has been accounted for using the purchase method of accounting as a reverse acquisition, whereby the company issuing its shares to effect the business combination is determined to be the acquirer in the business combination. This occurs when the shareholders of the issuer have less than a majority of voting control of the combined entity. The company whose shareholders retain the majority voting interest in the combined entity is presumed the acquirer. In the current Exchange, the existing shareholders of Natural Way will retain a 27% voting interest in the combined entity on completion of the Exchange. Accordingly, World is deemed to be the acquirer and the assets of Natural Way were required to be fair valued at acquisition. As Natural Way had no assets, as of the date of the Exchange, no fair value adjustment was required. The historical financial information prior to the Exchange are those of World.

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

During August of 2000, Shenzhen acquired a 2.67% interest for Rmb 2,800,000 in Xiangyou, a newly formed entity, whose primary stockholder and initiator is the Hunan Post Office (governmental agency). The new entity's development projects are to include: a postage computing system, telecommunication technology development, a postage machinery manufacturing line and other various technology related systems. The acquisition will be accounted for at the lower of cost or net realizable value.

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

NOTE 3 - SHORT-TERM BORROWINGS-BANK

On May 29, 2000 the Company entered into a one-year credit facility with Shenzhen Commercial Bank for RMB 16 million at 5.3125%. The credit facility is secured by shares in the Company owned by Dr. Lan, director and shareholder of the Company.

On Aug. 25, 2001, the one-year credit facility was extended to Aug. 25, 2002 at 5.3125%.

NOTE 4 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in U.S. dollars. Reminbi, the functional currency of the Company has been converted into U.S. dollars at the exchange rate of 8.3 to 1.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

BroadenGate Systems, Inc. is a software outsourcing service provider operating in the People's Republic of China. The Company develops comprehensive outsourcing solutions for systems development and implementation projects and provides consulting services in the telecom, network security, e-Business, ERP, CRM EGIS sectors.

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

Recent Developments

The Company continues to increase its business base by forming close partnerships with some of the leading companies in the PRC, including Huawei Technology, which is among the largest manufacturers of telecommunications equipment in Asia. Our revenue mainly base on the four project management centers which were established last year. We are always trying to improve the management of the PMCS.

1. A Telecommunication & Internet Center: We have over 100 engineers currently working in this PMC, and have outstanding contracts for over 30 million RMB in 2002 with Huawei. We have reached an agreement of cooperation with the China Policy Security Bureau, to use our solutions in Internet access, network management and security, which should produce significant marketing potential in China. 2. A Development & International Center: We recently won a COBOL software development contract for approximately 15 million Yen (US1,150,000) in Dalian with SCM a subsidiary of Mitsubishi Corporation. 3. A Project Management Software & System Integration Center: This division is based on the Dalian
Tongzhou Computer Software Co., Ltd. System (Tongzhou), and serves more than 1,000 clients in architectural, chemical, metallurgical, transportation, manufacturing and energy; 4. An E-Business and E-Banking Center: This center is new, but during the coming year, we anticipate building a local e-banking system in Hainan island.

Besides outsourcing services, we also develop software with ownership of intellectual rights, such as BroadenGate Network Checking System. We anticipate it will increase our revenues and lower the operating risk.

We will focus on the Chinese and Japanese markets this year. However, if the Company is to be a dominant player in the industry, it is critical to establish a physical presence in the US.

RESULTS OF OPERATIONS

Revenues. Revenues increased by $20,023 or 7.8% to $275,195 for the three months ended March 31, 2002 from $255,172 for the period ended March 31, 2001. This increase in revenues resulted from increased software outsourcing.

Cost of Sales. Cost of sales increased by $29,617 or 17% to $203,591 for the three months ended March 31, 2002 from $173,974 for the same periods ended March 31, 2001. Cost of sales as a percent of revenues was 74% for the first quarter ended March 31, 2002 compared to 68% for the same periods ended March 31, 2001. This increase in cost of sales resulted from increased revenues and a change in the mix of products sold. The increase in cost of sales as a percentage of revenue is attributable to an increased percentage of sales from human resource outsourcing, which has a lower profit margin than software development.

Selling and Administrative Expenses. Selling and administrative expenses("SGA") decreased by $101,653 or 30% to $237,899 for the first quarter ended March 31, 2002 from $339,552 for the same periods ended March 31, 2001. This decrease in selling and administrative expenses resulted from decreased marketing expenses, decreased research and development expenses, and decreased professional expenses. We anticipate retaining a strict control over our expenditures. Our objective is to minimize SG&A expenditures without impairing our capacity to provide services.

Other income, Net. Other income, net consists of interest income and expense, bank charges, recovery of prior expenses , foreign exchange gains or losses, other miscellaneous income, and investment income. Other income, net totallig $29,565 for the three months ended March 31, 2002, compared to other expenses, net totaled $11,485 for the period ended March 31, 2001. This increase in other income, net resulted principally from investment income. The total amount of investment income was $59,488 for the first quarter of 2002,compared to zero for the corresponding period of 2001. The increase resulted from the cash dividend distributed by Xiangyou.

Income Taxes. Income tax expense decreased by $ 1,564 or 100% to zero for the three months ended March 31, 2002 from $1,564 for the same periods ended March 31, 2001. Although the income of the Company increased, our company has been certificated as Hi-Tech company by local authority, and the government has refunded all taxes.

Minority Interest. Minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd., the 47.6% of SiTech Hainan Ltd. and 30% of Tongzhou (Dalian) Computer Co., Ltd., not owned by the Company.

As a result of the foregoing, the net loss decreased by$156,280 or 53% to $136,730 for the three months ended March 31,2002 from $293,010 for the period ended March 31,2001. We believe that the foregoing trend will continue. As our revenues increase and expenses decrease, we expect that our operations as a software outsourcing services provider and subcontracting platform will result in smaller losses and, ultimately, profitability. Notwithstanding our expectations, however, there is no assurance that we will ever become profitable.

Liquidity and Capital Resources

As of March 31, 2002, we had cash of $17,121 and a deficit in working capital of $2,374,126. This compares with cash of $188,845 and negative working capital of $2,206,250 as of March 31, 2001. Our cash decreased because of a refund of borrowings and a net loss. However, our working capital deficit is principally the result of our net operating losses.

Cash used in operating activities totaled $124,285 for the three months ended March 31, 2002. This compares with cash used in operating activities of $260,046 for the period ended March 31, 2001. The change in cash flows from operating activities principally resulted from a reduced net operating loss for current period.

Cash used in investing activities totaled $7,519 for the three months ended March 31, 2002,compared to cash used in investing activities of $32,207 for the period ended March 31, 2001. This change mainly resulted from no capitalized expenditures for product development costs and no other fixed assets expenditures in the current period.

Cash used in financing activities totaled $814,334 for the three months ended March 31, 2002. This compares with cash provided by financing activities of $92,939 for the period ended March 31, 2001. The net change is attributable to reduced borrowings in the current period and no loan repayments in the current period.

For the three months ended March 31, 2002, we have no plans for any major capital expenditures.

Based on our current level of cash, the deficit in working capital and current level of expenditures in our business, it will be necessary to seek additional sources of funding over the next twelve months. Management is negotiating with its banks for more project finance to fund operations for the current year. However, without outside financing or the sale of stock the Company has insufficient resources to continue its business operation for the next twelve months. No assurance can be given that the Company will be able to obtain any financing or sell any of its shares.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Items 3 - 5. We have nothing to report under these items.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits - None.

(b) Reports on Form 8-K - None.

                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Broadengate Systems, Inc.

                                           By: /s/ Dr. Hongbing Lan
                                             -----------------------
                                               Dr. Hongbing Lan
                                               Chief Executive Officer

                                           By: /s/ Hongyu Lan
                                              -----------------------
                                               Lan Hongyu
                                               Principal Accounting Officer

     Dated: May 12, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                     Title                                 Date
    -------                  --------                             --------

/s/ Hongbing Lan            Chairman, Chief Executive Officer     May 12, 2002
----------------

Dr.  Hongbing Lan


/s/ Xinmin Gao              Director                              May 12, 2002
--------------

Mr.  Xinmin Gao


/s/ Fa Ding Liu             Director                              May 12, 2002
---------------

Mr.  Fa Ding Liu