Form 10QSB
period 2002-06-30
BROADENGATE  SYSTEMS INC
filed 2002-09-19
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                         Commission file number 1-12293

                            BROADENGATE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      87-0394313
--------------------------------            -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            3/F, Block 2, Cyber City, South Hi-tech Industrial Park,
                          Shenzhen, Guangdong Province
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                              011-86-755-2671-6656
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


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

Yes [X]  No [_]

     As of September 18, 2002, 14,393,000 shares of our common stock, $.001 par value were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $2,158,950.

                                      INDEX
                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES
                                                                      Page No.
PART I.  FINANCIAL INFORMATION


Item 1.Financial Statements (Unaudited)

         Condensed consolidated  balance sheets -
         June 30,2002 and December 31,2001                            3


         Condensed consolidated statements of operations -
         Three months ended June 30,2001 and 2002                     4

         Condensed consolidated statements of operations -
         Six months ended June 30,2001 and 2002                       5

         Condensed consolidated statements of cash flows -
         Six months ended June 30,2001 and 2002                       6

         Notes to condensed consolidated financial statements-
         June 30,2002                                                 7

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           11

Item 2.  Changes in Securities                                       11

Item 3.  Defaults Upon Senior Securities                             11

Item 4.  Submission of Matters to a Vote of Security Holders         11

Item 5.  Other Information                                           11

Item 6.  Exhibits and Reports on Form 8-K

Signatures
                                                                     12


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


              [The remainder of this page intentionally left blank]

                   BROADENGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)



                                            2001           2002         2002

                                            Rmb            Rmb          US$
                                          --------      ---------    ---------
ASSETS
CURRENT ASSETS
Cash                                     7,995,053       540,660   $   65,140
Accounts receivable                      3,192,662     2,112,108      254,471
Deposits and other                         555,987       341,011       41,086
Advances to employees                      389,008       337,257       40,633
Costs & estimated earnings in excess
 Of billings on uncompleted contracts            -     1,417,641      170,800
                                        ----------    -----------   -----------
 TOTAL CURRENT ASSETS                   12,132,710     4,748,677      572,130
                                        ----------    -----------   -----------
NONCURRENT ASSETS
Long-term investment                     2,800,000     2,800,000      337,349
Fixed assets                             2,432,328     2,166,435      261,016
Advances to employees                      326,000       356,185       42,914
Intangibles                              1,508,106     1,237,998      149,156
                                        -----------   -----------    -----------
 TOTAL NONCURRENT ASSETS                 7,066,434     6,560,618      790,435
                                        -----------   -----------    -----------
    TOTAL ASSETS                        19,199,144    11,282,295   $1,362,565
                                        ===========   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term borrowings-bank             24,000,000    17,800,000   $ 2,144,578
 Accounts payable                           -             24,706         2,977
 Accrued expenses
  Salaries, wages and other compensation    337,048     1,170,993      141,083
  Employee fringe benefits                1,539,271     1,672,371      201,490
  Taxes                                      17,458       184,295       22,204
  Other                                   1,183,523     1,723,025      207,594
 Customer deposits                           15,000       117,328       14,136
 Due to directors                         4,163,531     4,223,140      508,812
 Due to related parties                     390,919       531,201       64,000
 Due to employees                                -        184,038       22,173
 Billings in excess of costs & estimated
   earnings on uncompleted contracts             -        514,753       62,108
                                          ------------  -----------  -----------
 TOTAL CURRENT LIABILITIES              31,646,750     28,145,850    3,391,065
                                          ------------  -----------  -----------
 SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock,par value US$0.001;issued
     and outstanding-14,393,000 shares as
     of December 31,2001 and March 31,2002  119,462      119,462         14,393
  Additional paid-in capital             57,969,605   57,969,605      6,984,290
  Subscription receivable                  (767,411)           -              -
  Reserve funds                             347,148      347,148         41,825
  Accumulated deficit                   (70,116,410) (75,272,770)    (9,069,008)
                                       -----------    -----------    -----------
  TOTAL SHAREHOLDERS' DEFICIT           (12,447,606) (16,836,555)    (2,028,500)
                                       -----------    -----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                        19,199,144   11,282,295    $ 1,362,565
                                       ===========    ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2002
                                   (Unaudited)


                                        2001             2002            2002
                                     ------------    ------------    -----------
                                         Rmb             Rmb             US$
REVENUE                               3,227,547       3,886,295      $  468,228
COST OF SALES                        (2,547,265)     (3,242,195)       (390,626)
                                    ------------    ------------     -----------
GROSS PROFIT                            680,282         644,100          77,602
SELLING AND ADMINISTRATIVE
   EXPENSES                          (1,580,778)     (4,396,439)       (529,691)
                                    ------------    ------------     -----------
LOSS FROM OPERATIONS                   (900,496)     (3,752,339)       (452,089)
                                    ------------    ------------     -----------
OTHER INCOME(EXPENSE)
   INTEREST EXPENSE                    (263,656)       (288,494)        (34,758)
   OTHER INCOME,NET                     948,993          19,330           2,329
                                    ------------    ------------     -----------
TOTAL OTHER INCOME(EXPENSE), NET        685,337       (269,164)         (32,429)
                                    ------------    ------------     -----------
LOSS BEFORE TAXES                      (215,159)    (4,021,503)        (484,518)

INCOME TAXES                             12,979              -                -
                                    -------------   ------------     -----------
LOSS BEFORE
    MINORITY INTEREST                  (202,180)    (4,021,503)        (484,518)
MINORITY INTEREST IN LOSS               133,616              -                -
                                    -------------   ------------     -----------

NET LOSS                                (68,564)    (4,021,503)      $ (484,518)
                                    =============   ============     ===========
LOSS PER SHARE                            (0.01)         (0.28)      $    (0.03)
                                    =============   ============     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
                                     12,920,000     14,393,000       14,393,000
                                    =============   ============     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                   (Unaudited)


                                        2001           2002            2002
                                     ----------      ---------      ----------
                                        Rmb            Rmb             US$
REVENUE                              5,345,473      6,170,417      $  743,424
COST OF SALES                       (3,991,250)    (4,932,002)       (594,217)
                                   ------------   ------------     -----------
GROSS PROFIT                         1,354,223      1,238,415         149,207
SELLING AND ADMINISTRATIVE
   EXPENSES                         (4,399,060)    (6,371,002)       (767,591)
                                   ------------   ------------     -----------
LOSS FROM OPERATIONS                (3,044,837)    (5,132,587)       (618,384)
                                   ------------   ------------     -----------
OTHER INCOME(EXPENSE)
   INTEREST EXPENSE                   (520,520)      (547,916)        (66,014)
   DIVIDEND INCOME                           -        493,753          59,488
   OTHER INCOME,NET                  1,110,528         30,390           3,662
                                   ------------   ------------     ------------
TOTAL OTHER INCOME(EXPENSE), NET       590,008        (23,773)         (2,864)
                                   ------------   ------------     ------------
LOSS BEFORE TAXES                   (2,454,829)    (5,156,360)       (621,248)

INCOME TAXES                                 -              -               -
                                   ------------   ------------     ------------
LOSS BEFORE
    MINORITY INTEREST               (2,454,829)    (5,156,360)       (621,248)
MINORITY INTEREST IN LOSS               45,719              -               -
                                   ------------  ------------      ------------

NET LOSS                            (2,500,548)    (5,156,360)    $  (621,248)
                                   ============  ============      ============
LOSS PER SHARE                           (0.19)         (0.36)    $     (0.04)
                                   ============  ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                    12,920,000     14,393,000      14,393,000
                                   ============  ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                   (Unaudited)


                                                2001           2002           2002
                                                Rmb             Rmb            US$
                                            -----------     -----------    -----------

Cash Flows from Operating Activities
Net loss                                     (2,500,548)     5,156,360    $ (621,248)
                                             -----------    -----------    -----------
Adjustments to reconcile net loss
 to net cash used in operating
activities:
  Depreciation                                  307,715        464,143        55,921
  Amortization of product development costs     253,189              -             -
  Amortization of Intangible assets                   -        270,108        32,543
  Provision for losses on receivables
   - Customers                                        -      2,371,600       285,735
  Minority interest                              45,719              -             -
  (Increase) decrease in
      Accounts receivable                    (3,927,862)    (1,479,446)     (178,247)
      Deposits and other                       (630,423)        44,976         5,419
      Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                  67,853     (1,417,641)     (170,800)
      Others                                    265,068              -             -

  Increase (decrease) in
       Accounts payable and accrued expenses  2,035,718      1,698,090       204,589

       Customer deposits                         (6,000)       102,328        12,329
      Billings in excess of costs and estimated
        earnings on uncompleted contracts       492,025        514,753        62,018
                                             -----------    -----------    -----------
  Total Adjustments                          (1,096,998)     2,568,911       309,507
                                             -----------    -----------    -----------
 Net Cash Used in Operating Activities       (3,597,546)    (2,587,449)     (311,741)
                                             -----------    -----------    -----------
 Cash Flows from Investing Activities
  Capital expenditures                           (7,800)       (28,250)       (3,404)
  Capitalized expenditures for
       product development costs                436,649              -             -
  Advances to related parties                   (32,454)             -             -
  Advance to employees                         (276,838)        21,566         2,599
                                             -----------     -----------   -----------
Net Cash Used in Investing Activities           753,741         (6,684)         (805)
                                             -----------     -----------   -----------
Cash Flows from Financing Activities
  Net repayments to bank                              -     (6,200,000)     (746,988)
  Net borrowings from related parties           281,155        140,282        16,901
  Net borrowings from director                1,021,250        248,009        29,881
  Net borrowings from employees                       -        184,038        22,173
  Proceeds from subscription receivable               -        767,411        92,459
                                            -----------      -----------   -----------
Net Cash Provided by (Used in)
  financing Activities                        1,302,405     (4,860,260)     (585,574)
                                            -----------      -----------   -----------
 Net Decrease in Cash                        (3,048,882)    (7,454,393)     (898,120)
 Cash, Beginning of Period                    3,221,718      7,995,053       963,260
                                            -----------      -----------   -----------
 Cash, End of Period                            172,836        540,660     $  65,140
                                            ===========      ===========   ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   BROADENGATE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On May 13, 2002, the Company entered into another six-month credit facility with the same bank mentioned above for RMB 1.6 million at 5.544%. The credit facility is secured by Dr. Lan individually.

NOTE 4 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in U.S. dollars. Reminbi, the functional currency of the Company, has been converted into U.S. dollars at the exchange rate of 8.3 to 1.

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

Recent Developments

The Company continues to increase its business base by forming partnerships with some of the leading telecom companies in the PRC, including Huawei Technology, which is among the largest manufacturers of telecommunications equipment in Asia. Our revenues are based on the following three project management centers
(PMC).

1. Telecommunication & Internet Center: We have over 180 engineers currently working in this PMC, and have outstanding contracts for over 30 million RMB in 2002 with Huawei and potential contracts with AsiaInfo, which is among the largest telecom services and systems integration venders in China . We have reached an agreement of cooperation with the China Policy Security Bureau to use our solutions in Internet access, network management and security, which should produce significant marketing potential in China. 2. A Development & International Center: We have successfully finished a COBOL software development contract in Dalian with SCM a subsidiary of Mitsubishi Corporation. We are now negotiating with NEC China and Simens China for more contracts from Japan. 3. Project Management Software & System Integration Center: Our project management products, OnTeam and TZ-Project, have competitive advantages in many fields in China, such as civil engineering and software industry.

Besides outsourcing services, we also develop software with ownership of intellectual rights, such as BroadenGate Network Auditing System. We anticipate that it will increase our revenues and lower our operating risk.

We will focus on the Chinese and Japanese markets this year, mainly in the telecom industry. However, if the Company is to be a dominant player in the industry, it is critical to establish a physical presence in the US.

RESULTS OF OPERATIONS

Three months ended June 30,2002 compared to three months ended June 30,2001

Revenues. Revenues increased by $79,367 or 20 % to $468,228 for the three months ended June 30, 2002 from $388,861 for the same periods ended June 30, 2001. This increase in revenues resulted from additional software outsourcing. Our service market was also expanded during the second quarter.

Cost of Sales. Cost of sales increased by $83,727 or 27% to $390, 626 for the three months ended June 30, 2002 from $306,899 for the period ended June 30, 2001. Cost of sales as a percent of revenues was 83% for the three months ended June 30, 2002 compared to 79% for the period ended June 30, 2001. This increase in cost of sales resulted from increased revenues and a change in the mix of products sold. The increase in cost of sales as a percentage of revenue is attributable to an increased percentage of sales from human resource outsourcing which has a lower profit margin than software development.

Selling and Administrative Expenses. Selling and administrative expenses("SGA") increased by $339,236 or 178% to $529,691 for the three months ended June 30, 2002 from $190,455 for the period ended June 30, 2001. This increase in selling and administrative expenses was principally attributable to increased marketing and training expenses for our additional staff Additionally, a receivable of $285,735 was written off in the second quarter of 2002, as management considered it non-recoverable.

Other income, Net. Other income(expenses),net consists of interest income and expense, bank charges, recovery of prior expenses, foreign exchange gains or losses, other miscellaneous income, and investment income. Other expenses, net totaled $32,429 for the three months ended June 30, 2002, compared to other income, net of $82,570 for the period ended June 30, 2001. This decrease in other income, net resulted principally from increased bank interest and a lack of other income. Total investment income was zero for the second quarter in both 2002 and 2001. Bank interest increased by $2,992 to $34,758 for the three months ended June 30, 2002 from $31,766 for the period ended June 30, 2001, because of a new credit facility obtained on May 13,2002.

Income Taxes. There was no income tax expense for the three months ended June 30, 2002. These were refundable taxes of $1,564 for the period ended June 30, 2001.

Minority Interest. The minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd., the 47.6% of SiTech Hainan Ltd. and the 30% of Tongzhou (Dalian) Computer Co., Ltd., not owned by the Company.

As a result of the foregoing, the net loss increased by $476,257 to $484,518 for the three months ended June 30,2002 from $8,261 for the period ended June 30,2001. However, management believes that future trends will be better. Facing a large potential marketplace, we expect that our operations as a software outsourcing services provider and subcontracting platform will result in smaller losses and, ultimately, profitability. Notwithstanding our expectations, there is no assurance that we will ever become profitable.

Six months ended June 30,2002 compared to six months ended June 30,2001

Revenues. Revenues increased by $99,391 or 15 % to $743,424 for the six months ended June 30, 2002 from $644,033 for the period ended June 30, 2001. This increase in revenues resulted from additional software outsourcing.

Cost of Sales. Cost of sales increased by $113,343 or 24% to $594,217 for the six months ended June 30, 2002 from $480,874 for the period ended June 30, 2001. Cost of sales as a percent of revenues was 80% for the six months ended June 30, 2002 compared to 75% for the same periods ended June 30, 2001. This increase in cost of sales resulted from increased revenues and a change in the mix of products sold. The increase in cost of sales as a percentage of revenue is attributable to an increased percentage of sales from human resource outsourcing which has a lower profit margin than software development.

Selling and Administrative Expenses. Selling and administrative expenses("SGA") increased by $237,584 or 45% to $767,591 for the six months ended June 30, 2002 from $530,007 for the period ended June 30, 2001. This increase in selling and administrative expenses was principally attributable to increased marketing and training expenses. Additionally, a receivable of $285,735 was written off in the second quarter of 2002, as management considered it was non-recoverable.

Other income, Net. Other income(expenses),net consists of interest income and expense, bank charges, recovery of prior expenses, foreign exchange gains or losses, other miscellaneous income, and investment income. Other expenses, net totaled $2,864 for the six months ended June 30, 2002, compared to other income, net of $71,085 for the period ended June 30, 2001. This decrease in other income, net resulted principally from increased bank interest and a lack of other income. Total investment income was $59,488 for 2002, compared to zero for the corresponding period of 2001. The increase resulted from no cash dividend being distributed by Xiangyou and because bank interest increased by $3,301 to $66,014 for the six months ended June 30, 2002 from $62,713 for the period ended June 30, 2001, because of a new credit facility obtained on May 13,2002.

Income Taxes. No income tax was provided for the six months ended June 30, both 2002 and 2001 because of an operating loss in the both periods.

Minority Interest. Minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd., the 47.6% of SiTech Hainan Ltd. and the 30% of Tongzhou (Dalian) Computer Co., Ltd., not owned by the Company.

As a result of the foregoing, our net loss increased by $319,977 or 106% to $621,248 for the six months ended June 30,2002 from $301,271 for the period ended June 30,2001. However, management believes that future trends will be better. Facing a large potential marketplace, we expect that our operations as a software outsourcing services provider and subcontracting platform will result in smaller losses and, ultimately, profitability. Notwithstanding our expectations, there is no assurance that we will ever become profitable.

Liquidity and Capital Resources

As of June 30, 2002, we had cash of $65,140 and negative working capital of $2,818,935, compared with cash of $20,824 and negative working capital of $2,216,826 as of June 30, 2001.Our working capital has deteriorated principally as a result of our net operating loss.

Net cash used in operating activities totaled $311,741 for the six months ended June 30, 2002, compared with cash used in operations of $433,439 for the period ended June 30, 2001. The change in cash flows from operating activities resulted from an increased net operating loss and net changes in the current accounts which was partially offset by increased depreciation and amortization and the non-cash charge of the receivables write-off.

Net cash used in investing activities totaled $805 for the six months ended June 30, 2002, compared with cash used in investing activities of $90,812 for the same periods ended June 30, 2001. This change resulted from the absense of capital expenditures for product development costs and no other fixed assets.

Net cash used in financing activities totaled $585,574 for the six months ended June 30, 2002, compared with cash provided by financing activities of $156,916 for the period ended June 30, 2001. The net change is attributable to a repayment of bank indebtedness.

We have no plans for any major capital expenditures.

Based on the current level of cash, the deficit in working capital and current level of expenditures in our business, it will be necessary to seek additional sources of funding over the next twelve months. In addition to negotiating with our banks for more project finance to fund operations for the current year, management is accelerating its efforts to recover outstanding receivables. However, without outside financing or the sale of stock the Company has insufficient resources to continue its business operation for the next twelve months. No assurance can be given that the Company will be able to obtain any financing or sell any of its shares.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Items 3 - 5. We have nothing to report under these items.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     99.1    Certificate of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K - None.

              [The remainder of this page intentionally left blank]

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Broadengate Systems, Inc.

                                           By: /s/ Dr. Hongbing Lan
                                              -------------------------
                                               Dr. Hongbing Lan
                                               Chief Executive Officer

                                           By: /s/ Hongyu Lan
                                              -------------------------
                                               Lan Hongyu
                                               Principal Accounting Officer

Dated: September 18, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name            Title                                        Date
    ------          --------                                     --------

/s/ Hongbing Lan     Chairman, Chief Executive Officer        September 18, 2002
----------------
Dr.  Hongbing Lan


/s/ Xinmin Gao       Director                                 September 18, 2002
--------------
Mr.  Xinmin Gao


/s/ Fa Ding Liu      Director                                 September 18, 2002
---------------
Mr.  Fa Ding Liu