Form 10QSB
period 2002-09-30
BROADENGATE  SYSTEMS INC
filed 2002-12-18
CIK 862475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                         Commission file number 1-12293

                            BROADENGATE SYSTEMS, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          87-0394313
--------------------------------            -----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


            3/F, Block 2, Cyber City, South Hi-tech Industrial Park,
                          Shenzhen, Guangdong Province
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                              011-86-755-2671-6656
                -----------------------------------------------
                (Issuer's Telephone Number, including Area Code)


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

Yes [X]  No [_]

As of December 9, 2002, 14,393,000 shares of our common stock, $.001 par value were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the NASD Bulletin Board, was approximately $1,439,300.

                                      INDEX
                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES
                                                                       Page No.
PART I.  FINANCIAL INFORMATION


Item 1.Financial Statements (Unaudited)

        Condensed consolidated statements of operations -
        Three months ended September 30,2001 and 2002                    2

        Condensed consolidated statements of operations -
        Nine months ended September 30,2001 and 2002                     3

        Condensed consolidated statements of changes in shareholders'
        equity (deficit) - Nine months ended September 30, 2002          4

        Condensed consolidated  balance sheets -
        September 30,2002 and December 31,2001                           4

        Condensed consolidated statements of cash flows -
        Nine months ended September 30,2001 and 2002                     5

        Notes to condensed consolidated financial statements-
        September 30,2002                                                6

Item 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                             8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               11

Item 2. Changes in Securities                                           11

Item 3. Defaults Upon Senior Securities                                 11

Item 4. Control and Procedures                                          11

Item 5. Other Information                                               11

Item 6. Exhibits and Reports on Form 8-K                                11

Signatures                                                              12

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)


                                       2001           2002            2002
                                   ------------   ------------    ------------
                                       Rmb            Rmb              US$
REVENUE                             2,981,249       5,990,750     $   721,777
COST OF SALES                      (2,075,994)     (4,315,685)       (519,962)
                                   ------------   ------------    ------------
GROSS PROFIT                          905,255       1,675,065         201,815
SELLING AND ADMINISTRATIVE
   EXPENSES                        (2,080,698)     (1,948,544)       (234,764)
                                   ------------   ------------    ------------
LOSS FROM OPERATIONS               (1,175,443)       (273,479)        (32,949)
                                   ------------   ------------    ------------
OTHER INCOME(EXPENSE)
   INTEREST EXPENSE                  (291,629)       (319,962)        (38,550)
   OTHER INCOME,NET                    (2,871)        448,176          53,997
                                   ------------   ------------    ------------
TOTAL OTHER INCOME(EXPENSE), NET     (294,500)        128,214          15,447
                                   ------------   ------------    ------------
LOSS BEFORE TAXES                  (1,469,943)       (145,265)        (17,502)

INCOME TAXES                                -               -               -
                                   ------------   ------------    ------------
LOSS BEFORE
    MINORITY INTEREST              (1,469,943)       (145,265)        (17,502)
MINORITY INTEREST IN LOSS             110,151               -               -
                                   ------------   ------------    ------------

NET LOSS                           (1,359,792)       (145,265)     $  (17,502)
                                   ============   ============    ============
LOSS PER SHARE                          (0.11)          (0.01)     $   (0.001)
                                   ============   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                   12,920,000      14,393,000      14,393,000
                                  ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.


                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)


                                       2001             2002           2002
                                   ------------     ------------    -----------
                                        Rmb             Rmb             US$

REVENUE                              8,326,722      12,161,167      $ 1,465,201
COST OF SALES                       (6,067,244)     (9,247,687)      (1,114,179)
                                   ------------    ------------      -----------
GROSS PROFIT                         2,259,478       2,913,480          351,022
SELLING AND ADMINISTRATIVE
   EXPENSES                         (6,479,758)     (8,319,546)      (1,002,355)
                                   ------------    ------------      -----------
LOSS FROM OPERATIONS                (4,220,280)     (5,406,066)        (651,333)
                                   ------------    ------------      -----------
OTHER INCOME(EXPENSE)
   INTEREST EXPENSE                   (812,149)       (867,878)        (104,564)
   DIVIDEND INCOME                           -         493,753           59,488
   OTHER INCOME,NET                  1,107,657         478,566           57,659
                                   ------------    ------------      -----------
TOTAL OTHER INCOME, NET                295,508         104,441           12,583
                                   ------------    ------------      -----------
LOSS BEFORE TAXES                   (3,924,772)     (5,301,625)        (638,750)

INCOME TAXES                                 -               -                -
                                   ------------    ------------      -----------
LOSS BEFORE
    MINORITY INTEREST               (3,924,772)     (5,301,625)        (638,750)
MINORITY INTEREST IN LOSS               64,432               -                -
                                   ------------    ------------      -----------

NET LOSS                            (3,860,340)     (5,301,625)     $  (638,750)
                                   ============    ============      ===========
LOSS PER SHARE                           (0.30)          (0.37)     $     (0.04)
                                   ============    ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
                                    12,920,000      14,393,000        14,393,000
                                   ============    ============      ===========

   The accompanying notes are an integral part of the consolidated financial statements.


                    BROADENGATE SYSTEMS, INC. AND SUBSIDIARES

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY(DEFICIT)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                Retained
                                                  Additional                    Earning
                             Common stock          paid-in     Subscription   (Accumulated  Reserve
                                                   capital     receivable       Deficit)    funds        Total
                           No. of share     Rmb      Rmb          Rmb             Rmb        Rmb          Rmb
                           -------------  -------  ----------  ------------   -----------  ---------  ----------

Balance at January 1, 2002 14,393,000     119,462  57,969,605   (767,411)     (70,116,410)  347,148   (12,447,606)
Net loss                            -           -           -          -       (5,301,625)        -    (5,301,625)
Proceeds from
 subscription receivable            -           -           -    767,411                -         -       767,411
                           ----------     -------  ----------- ----------     ------------ ---------  -----------
Balance at Sep. 30, 2002   14,393,000     119,462  57,969,605          -      (75,418,035)  347,148   (16,981,820)
                          ==========     =======  =========== ==========     ============ =========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                   BROADENGATE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)




                                             2001          2002         2002
                                              Rmb           Rmb          US$
                                          -----------   -----------   ---------
ASSETS
CURRENT ASSETS
Cash                                       7,995,053      797,097   $   96,036
Accounts receivable                        3,192,662    4,988,672      601,045
Deposits and other                           555,987      380,407       45,832
Advances to employees                        389,008      406,761       49,007
Costs & estimated earnings in excess
 Of billings on uncompleted contracts              -       51,526        6,208
                                          -----------   -----------   ---------
 TOTAL CURRENT ASSETS                     12,132,710    6,624,463      798,128
                                          -----------   -----------   ---------
NONCURRENT ASSETS
Long-term investment                       2,800,000    2,800,000      337,349
Fixed assets                               2,432,328    1,832,816      220,821
Advances to employees                        326,000      356,185       42,914
Intangibles                                1,508,106    1,102,944      132,885
                                          -----------   -----------   ---------
 TOTAL NONCURRENT ASSETS                   7,066,434    6,091,945      733,969
                                          -----------   -----------   ---------
    TOTAL ASSETS                          19,199,144   12,716,408   $1,532,097
                                          ===========   ===========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term borrowings-bank               24,000,000    18,000,000   $2,168,675
 Accounts payable                                  -        18,706        2,254
 Accrued expenses
  Salaries, wages and other compensation     337,048     1,990,116      239,773
  Employee fringe benefits                 1,539,271     1,686,766      203,225
  Taxes                                       17,458       226,654       27,308
  Other                                    1,183,523     1,483,380      178,720
 Customer deposits                            15,000        71,868        8,659
 Due to directors                          4,163,531     3,757,230      452,678
 Due to related parties                      390,919       572,897       69,024
 Due to employees                                  -        92,200       11,108
 Billings in excess of costs & estimated
   earnings on uncompleted contracts               -     1,798,411      216,676
                                          -----------   -----------   ---------
 TOTAL CURRENT LIABILITIES                31,646,750    29,698,228    3,578,100
                                          -----------   -----------   ---------
MINORITY INTEREST                                  -            -             -
                                          -----------   -----------   ---------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock,par value US$0.001;issued
     and outstanding-14,393,000 shares as
     of December 31,2001 and March 31,2002   119,462      119,462        14,393
  Additional paid-in capital              57,969,605   57,969,605     6,984,290
  Subscription receivable                   (767,411)           -             -
  Reserve funds                              347,148      347,148        41,825
  Accumulated deficit                    (70,116,410) (75,418,035)   (9,086,511)
                                          -----------   -----------   ---------

  TOTAL SHAREHOLDERS' DEFICIT            (12,447,606) (16,981,820)   (2,046,003)
                                          -----------   -----------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                         19,199,144   12,716,408    $1,532,097
                                         ===========   ===========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.


                    BROADENGATE SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)

                                              2001           2002          2002
                                               Rmb            Rmb           US$
                                           -----------    -----------    ------------

Cash Flows from Operating Activities
Net loss                                    (3,860,340)    (5,301,625)   $  (638,750)
                                            -----------    -----------   ------------
Adjustments to reconcile net loss
 to net cash used in operating
activities:
  Depreciation                                 490,063        650,512         78,375
  Loss on disposal of fixed assets                   -         49,350          5,946
  Amortization of product development costs    441,960              -              -
  Amortization of Intangible assets                  -        405,162         48,815
Provision for losses on receivables
  - Customers                                        -      2,534,672        305,382
  Minority interest                            (64,432)             -              -
  (Increase) decrease in
      Accounts receivable                   (3,463,160)    (4,519,082)      (544,468)
      Deposits and other                       261,147          5,580            672
      Costs and estimated earnings in excess
        of billings on uncompleted contracts   207,944        (51,526)        (6,208)
      Others                                   265,068              -              -

  Increase (decrease) in
       Accounts payable and accrued expenses  (465,284)     2,328,322        280,521
       Customer deposits                     2,092,989         56,868          6,852
      Billings in excess of costs and estimated
        earnings on uncompleted contracts      554,562      1,798,411        216,676
                                            -----------    -----------    -----------
  Total Adjustments                            320,857      3,258,269        392,563
                                            -----------    -----------    -----------
 Net Cash Used in Operating Activities      (3,539,483)    (2,043,356)      (246,187)
                                            -----------    -----------    -----------
 Cash Flows from Investing Activities
  Capital expenditures                          (6,104)       (28,250)        (3,404)
  Cash received from disposal of fixed assets        -         97,900         11,795
  Capitalized expenditures for
       product development costs              (393,121)             -              -
  Advance to employees                               -        (47,938)        (5,775)
                                            -----------    -----------    -----------
Net Cash (Used in) provided by
 Investing Activity                           (399,225)        21,712          2,616
                                            -----------    -----------    -----------
Cash Flows from Financing Activities
  Net change of short-term borrowing - bank          -     (6,000,000)      (722,892)
  Net borrowings from related parties          481,550        181,978         21,925
  Net borrowings from (Repayments to)
  Directors                                  1,718,020       (217,901)       (26,253)
  Net borrowings from employees                      -         92,200         11,108
  Proceeds from subscription receivable              -        767,411         92,459
                                           -----------    -----------     -----------
Net Cash Provided by (Used in)
  financing Activities                       2,199,570     (5,176,312)      (623,653)
                                           -----------    -----------     -----------
Net Decrease in Cash                        (1,739,138)    (7,197,956)      (867,224)
Cash, Beginning of Period                    3,221,718      7,995,053        963,260
                                           -----------    -----------     -----------
Cash, End of Period                          1,482,580        797,097     $   96,036
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


NOTE 2 - ACQUISITIONS

On March 31, 2000, Natural Way Technologies, Inc. (Natural Way) entered into an Exchange agreement (the Exchange) with World Concept Development Limited (World), an independent third party. In accordance with the Exchange, Natural Way acquired 100% of the issued and outstanding shares of World in exchange for 9,300,000 post reverse split shares of Natural Way. Prior to closing, Natural Way effected a one for five reverse stock split and changed the name of the Company to ESOFTBANK.COM, INC. In 2001, the Company changed its name to Broadengate Systems, Inc.

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

On August 25, 2001, the one-year credit facility was extended to August 25, 2002 at 5.3125%. On September 28, 2002, it was extended to September 28, 2003 at 4.8675%

On May 13, 2002, the Company entered into another six-month credit facility with the same bank mentioned above for RMB 1.6 million at 5.544%. The credit facility is secured by Dr. Lan individually. During the third quarter of 2002, it was repaid by RMB 0.6 million.

On September 5, 2002 another new credit facility was obtained from this bank, which principal was RMB 0.8 million, with a term of six months and at the rate of 4.62%.

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

We believe that we are well positioned for growth in the developing information technology ("IT") industry in the PRC and internationally. With the PRC joining the WTO and the Beijing's 2008 Olympics Management believes that the IT outsourcing demand should increase during the next several years.

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

Recent Developments

The Company continues to increase its business base by forming close partnerships with some of the leading telecom companies in the PRC, including Huawei Technology, which is among the largest manufacturers of telecommunications equipment in Asia. Our revenues are based on the following three project management centers (PMC).

1. Telecommunication & Internet Center: We have over 180 engineers currently working in this PMC, and have in the aggregate, approximately 30 million in RMB is either under contract, being negotiated, or in process with Huawei. We are also negotiating with AsiaInfo, a company which is among the largest telecom services and systems integration venders in China. We have reached an agreement of cooperation with the China Policy Security Bureau, to use our solutions in Internet access, network management and security, which should produce significant marketing potential in China. 2. Development & International Center:
We have successfully finished a COBOL software development contract in Dalian with SCM a subsidiary of Mitsubishi Corporation. Now, we are negotiating with NEC China and Simens China for more contracts from Japan. 3. Project Management Software & System Integration Center: both our project management products, OnTeam, TZ-Project, have competitive advantages in many fields in China, such as civil engineering and software industry.

During the third quarter of this year, one of the Company's subsidiaries that is situated in Beijing entered into a series of outsourcing or producing contracts with several well known corporations, such as WorldCom, Fangzhengaode, Xingliduo, Zhongtaishuju and Saier.

Besides outsourcing services, we also develop software with ownership of intellectual rights, such as BroadenGate Network Auditing System. We anticipate it will increase our revenues and lower our operating risk.

We will continue focus on the Chinese and Japanese markets principally the telecom industry. However, if the Company is to be a dominant player in the industry, it is critical to establish a physical presence in the US.

RESULTS OF OPERATIONS

Three months ended September 30,2002 compared to three months ended September 30,2001

Revenues. Revenues increased by $362,590 or101% to $721,777 for the three months ended September 30, 2002 from $359,187 for the period ended September 30, 2001. This increase in revenue resulted primarily from software outsourcing.

Cost of Sales. Cost of sales increased by $269,842 or 108% to $519,962 for the three months ended September 30, 2002 from $250,120 for the period ended September 30, 2001. Cost of sales as a percent of revenue was 72% for the three months ended September 30, 2002 compared to 70% for the period ended September 30, 2001. This increase in cost of sales resulted from increased revenues and a change in the mix of products sold. The increase in cost of sales as a percentage of revenue is attributable to an increased percentage of sales from human resource outsourcing which has a lower profit margin than software development.

Selling and Administrative Expenses. Selling and administrative expenses("SGA") decreased by $15,923 or 7% to $234,764 for the three months ended September 30, 2002 from $250,687 for the period ended September 30, 2001. This decrease resulted from stricter control over expenditures.

Other income, Net. Other income(expenses),net consists of interest income and expense, bank charges, recovery of prior expense foreign exchange gains or losses, other miscellaneous income, and investment income. Other income, net totaled $15,447 for the three months ended September 30, 2002, compared to other expenses, net totaling $35,482 for the period ended September 30, 2001. This increase in other income, net resulted principally from a subsidy of loan interest from the local government.

Income Taxes. No income tax was provided for either the three months ended September 30, 2002 and 2001 because of operating loss in both periods.

Minority Interest. Minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd., the 47.6% of SiTech Hainan Ltd. and 30% of Tongzhou (Dalian) Computer Co., Ltd., not owned by the Company. The minority interest has not been included in 2002 as the accumulated losses attributable to the minority interest exceeded the cost of the investment.

As a result of the foregoing, the net loss decreased by $146,328 or 89% to $17,502 for the three months ended September 30, 2002 from $163,830 for the period ended September 30, 2001.

Nine months ended September 30,2002 compared to nine months ended September 30,2001

Revenues. Revenues increased by $461,981 or 46 % to $1,465,201 for the nine months ended September 30, 2002 from $1,003,220 for the period ended September 30, 2001. This increase in revenues resulted from increases in software outsourcing.

Cost of Sales. Cost of sales increased by $383,185 or 52% to $1,114,179 for the nine months ended September 30, 2002 from $730,994 for the period ended September 30, 2001. Cost of sales as a percent of revenues was 76% for the nine months ended September 30, 2002 compared to 73% for the period ended September 30, 2001. This increase in cost of sales resulted from increased revenues and a change in the mix of products sold. The decrease in cost of sales as a percentage of revenue was attributable to stricter control over costs.

Selling and Administrative Expenses. Selling and administrative expenses("SGA") increased by $221,661 or 28% to $1,002,355 for the nine months ended September 30, 2002 from $780,694 for the period ended September 30, 2001. This increase in selling and administrative expenses generally resulted from increased marketing expenses, training expenses for additional staff during the second quarter and the write-off of a receivable totaling $285,735.

Other income, Net. Other income(expenses), net consists of interest income and expense, bank charges, recovery of prior expenses, foreign exchange gains or losses, other miscellaneous income, and investment income. Other income, net totaled $12,583 for the nine months ended September 30, 2002, compared to other income, net totaled $35,603 for the same period ended September 30, 2001. The other income, net in 2001 generally represented the reversal of an overaccrual of salary, while the amount in 2002 primarily represented the subsidy on loan interest from the local government. The total amount of investment income was $59,488 for the nine months of 2002, compared to zero for the corresponding period in 2001. The increase resulted from the cash dividend distributed by Xiangyou. Bank interest increased by $6,715 to $104,564 for the nine months ended September 30, 2002 from $97,849 for the period ended September 30, 2001, mainly because of increased credit facilities obtained in May and September,2002.

Minority Interest. Minority interest represents the 20% interest in eSoftBank (Beijing) Software Systems Co. Ltd., the 47.6% of SiTech Hainan Ltd. and 30% of Tongzhou (Dalian) Computer Co., Ltd., not owned by the Company. The minority interest has not been included in 2002 as the accumulated losses attributable to the minority interest exceeded the cost of the investment.

As a result of the foregoing, the net loss increased by $173,649 or 37% to $638,750 for the nine months ended September 30,2002 from $465,101 for the period ended September 30,2001.

Liquidity and Capital Resources

As of September 30, 2002, we had cash of $96,036 and a deficit in working capital of $2,779,972, compared with cash of $963,260 and negative working capital of $2,351,089 as of September 30, 2001.

Net cash used in operating activities totaled $246,187 for the nine months ended September 30, 2002, compared with net cash used in operations of $426,444 for the period ended September 30, 2001. The change in cash flows from operating activities resulted from an increased net operating loss, and increased provisions for bad debts which was partially offset by other changes in the current accounts.

Net cash provided by investing activities totaled $2,616 for the nine months ended September 30, 2002, compared with cash used in investing activities of $48,099 for the period ended September 30, 2001. This change mainly resulted primarily from there being no capitalized expenditures during the current period.

Net cash used in financing activities totaled $623,653 for the nine months ended September 30, 2002, compared with cash provided by financing activities of $265,008 for the period ended September 30, 2001. The net change is attributable to a decrease in borrowings which was partially offset by sales of shares.

As of September 30, 2002, we have no plans for any future major capital expenditures.

Based on the current level of cash, the deficit in working capital and current level of expenditures in our business, it will be necessary to seek additional sources of funding over the next twelve months. In addition to negotiating with its banks for more project finance to fund operations for the current year, management is enhancing its efforts on recovering outstanding bills. However, without outside financing or the sale of stock the Company has insufficient resources to continue its business operation for the next twelve months. No assurance can be given that the Company will be able to obtain any financing or sell any of its shares.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Items 3. We have nothing to report under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days period prior to the filing of this report, an evaluation was carried out under the supervision of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act.

Changes in Internal Controls

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls in other factors that could significantly affect the disclosure controls.

Item 5.
None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K

None

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



                                           Broadengate Systems, Inc.

                                           By: /s/ Dr. Hongbing Lan
                                              ---------------------------
                                               Dr. Hongbing Lan
                                               Chief Executive Officer

                                           By: /s/ Hongyu Lan
                                              ---------------------------
                                               Lan Hongyu
                                               Principal Accounting Officer

Dated: December 17, 2002

                                  CERTIFICATION

I, Hongbing Lan, certify that :

1. I have reviewed this quarterly report on Form 10-Q of Broadengate Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have :

a. Designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

     Dated : December 17, 2002

     By:/s/ Hongbing Lan
        -----------------------------
     Hongbing Lan
     Chief Executive Officer

I, Hongyu Lan, certify that :

1. I have reviewed this quarterly report on Form 10-Q of Broadengate Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have :

a. Designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

     Dated : December 17, 2002

     By:/s/ Hongyu Lan
        -----------------------------
     Hongyu Lan
     Principal Accounting Officer